Form 10-Q
period 1995-03-31
CARLYLE INCOME PLUS LTD
filed 1995-05-11
CIK 792978

May 11, 1995




Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:  Carlyle Income Plus, Ltd.
     Commission File No. 000-16975
     Form 10-Q

Gentlemen:

Transmitted, for the above-mentioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q for the quarter ended March 31, 1995.


Thank you.

Very truly yours,

CARLYLE INCOME PLUS, LTD.

By:  JMB Realty Corporation
     Corporate General Partner



     By:   C. SCOTT NELSON
           -------------------------------
           C. Scott Nelson, Vice President
           Accounting Officer

CSN:vb
Enclosures

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q



             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934



             For the quarter ended      Commission file
                 March 31, 1995         number 000-16975



                      CARLYLE INCOME PLUS, LTD.
       (Exact name of registrant as specified in its charter)




         Illinois                            36-3439532
(State of organization)             (IRS Employer Identification No.)



  900 N. Michigan Ave., Chicago, IL                   60611
(Address of principal executive office)            (Zip Code)


  Registrant's telephone number, including area code 312/915-1987


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
     -----       -----















                         TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION


Item 1.   Financial Statements. . . . . . . . . . . . . . . .     3

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations. . . . . . . . . . . . . . . . . . . . .    17


PART II   OTHER INFORMATION


Item 5.   Other Information . . . . . . . . . . . . . . . . .    21

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . .    22



PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                          CARLYLE INCOME PLUS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                               BALANCE SHEETS

                                    MARCH 31, 1995 AND DECEMBER 31, 1994

                                                 (UNAUDITED)

                                                 A S S E T S
                                                 -----------

                                                                MARCH 31,           DECEMBER 31,
                                                                           1995                  1994
                                                                       -------------         ------------
Current assets:
  Cash and cash equivalents (note 1). . . . . . . . . . . .     $          1,730,300            3,185,145
  Short-term investments (note 1) . . . . . . . . . . . . .                2,227,506              931,575
  Rents and other receivables (net of allowance
   for doubtful accounts of $63,548 in 1995 and
    $64,511 in 1994). . . . . . . . . . . . . . . . . . . .                  679,694              838,463
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . .                   22,397               44,660
                                                                       -------------         ------------
          Total current assets. . . . . . . . . . . . . . .                4,659,897            4,999,843
                                                                       -------------         ------------

Investment properties, at cost (note 2):
Land. . . . . . . . . . . . . . . . . . . . . . . . . . . .               16,562,593           16,562,593
Buildings and improvements. . . . . . . . . . . . . . . . .               42,340,363           42,261,760
                                                                       -------------         ------------
                                                                          58,902,956           58,824,353

Less accumulated depreciation . . . . . . . . . . . . . . .                8,995,746            8,644,412
                                                                       -------------         ------------
Total investment properties, net of accumulated
 depreciation . . . . . . . . . . . . . . . . . . . . . . .               49,907,210           50,179,941




                                          CARLYLE INCOME PLUS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                         BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -------------------------------------------------------

                                                                         MARCH 31,           DECEMBER 31,
                                                                           1995                  1994
                                                                       -------------         ------------
Investments in unconsolidated ventures, at equity
 (notes 1 and 3). . . . . . . . . . . . . . . . . . . . . .               11,185,003           11,308,593
Deferred expenses . . . . . . . . . . . . . . . . . . . . .                   84,824               84,186
Accrued rents receivable. . . . . . . . . . . . . . . . . .                  480,676              475,873
                                                                       -------------         ------------
                                                                $         66,317,610           67,048,436
                                                                       =============         ============

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . .     $             86,982              108,465
  Amounts due to affiliates (note 5). . . . . . . . . . . .                   10,804               30,665
  Unearned rents. . . . . . . . . . . . . . . . . . . . . .                   45,841               98,595
  Accrued real estate taxes . . . . . . . . . . . . . . . .                  847,481              954,528
                                                                       -------------         ------------
          Total current liabilities . . . . . . . . . . . .                  991,108            1,192,253

Tenant security deposits. . . . . . . . . . . . . . . . . .                  214,000              215,804
Commitments and contingencies (notes 3 and 5)                          -------------         ------------

          Total liabilities . . . . . . . . . . . . . . . .                1,205,108            1,408,057
                                                                       -------------         ------------










                                         CARLYLE INCOME PLUS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                         BALANCE SHEETS - CONCLUDED


                                                                           MARCH 31,         DECEMBER 31,
                                                                            1995                 1994
                                                                       -------------         ------------

Partners' capital accounts (deficits):
  General partners:
   Capital contributions. . . . . . . . . . . . . . . . . .                   25,000               25,000
   Cumulative net earnings. . . . . . . . . . . . . . . . .                1,232,901            1,189,183
   Cumulative cash distributions. . . . . . . . . . . . . .               (1,536,617 )         (1,466,505 )
                                                                        ------------         ------------
                                                                            (278,716 )           (252,322 )
                                                                        ------------         ------------

  Limited partners (88,808.058 interests):
    Capital contributions, net of offering costs. . . . . .               77,762,167           77,762,167
    Cumulative net earnings . . . . . . . . . . . . . . . .               20,502,345           19,671,707
    Cumulative cash distributions . . . . . . . . . . . . .              (32,873,294 )        (31,541,173 )
                                                                       -------------         ------------

                                                                          65,391,218           65,892,701
                                                                       -------------         ------------
          Total partners' capital accounts. . . . . . . . .               65,112,502           65,640,379
                                                                       -------------         ------------

                                                                 $        66,317,610           67,048,436
                                                                       =============         ============









                               See accompanying notes to financial statements

                                                      5

                                          CARLYLE INCOME PLUS, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                 (UNAUDITED)


                                                                             1995                 1994
                                                                         -----------           ----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . .     $          1,693,602            1,758,921
  Interest income . . . . . . . . . . . . . . . . . . . . .                   62,550               16,652
                                                                         -----------           ----------
                                                                           1,756,152            1,775,573
                                                                         -----------           ----------
Expenses:
  Depreciation. . . . . . . . . . . . . . . . . . . . . . .                  351,334              349,985
  Property operating expenses . . . . . . . . . . . . . . .                  605,153              619,321
  Professional services . . . . . . . . . . . . . . . . . .                   48,959               44,191
  Amortization of deferred expenses . . . . . . . . . . . .                    8,055                7,495
  General and administrative. . . . . . . . . . . . . . . .                   34,205               27,064
                                                                         -----------           ----------

                                                                           1,047,706            1,048,056
                                                                         -----------           ----------

          Operating earnings. . . . . . . . . . . . . . . .                  708,446              727,517
Partnership's share of operations of unconsolidated
 ventures (notes 1, 3 and 6). . . . . . . . . . . . . . . .                  165,910              130,298
                                                                         -----------           ----------

          Net earnings. . . . . . . . . . . . . . . . . . .     $            874,356              857,815
                                                                         ===========           ==========





                                          CARLYLE INCOME PLUS, LTD.
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS - CONCLUDED


                                                                             1995                 1994
                                                                         -----------           ----------


          Net earnings per limited partnership
           interest (note 1). . . . . . . . . . . . . . . .     $               9.35                 9.18
                                                                         ===========           ==========

          Cash distributions per limited partnership
           interest . . . . . . . . . . . . . . . . . . . .     $              15.00                10.00
                                                                         ===========           ==========
























                               See accompanying notes to financial statements.

                                          CARLYLE INCOME PLUS, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                 THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                 (UNAUDITED)


                                                                                  1995            1994
                                                                             ------------    ------------
Cash flows from operating activities:
 Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $     874,356         857,815
 Items not requiring (providing) cash or cash equivalents:
 Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           351,334         349,985
 Amortization of deferred expenses. . . . . . . . . . . . . . . . . . .             8,055           7,495
 Partnership's share of operations of unconsolidated
  ventures, net of distributions. . . . . . . . . . . . . . . . . . . .           (89,938)        282,991
Changes in:
 Rents and other receivables. . . . . . . . . . . . . . . . . . . . . .           158,769          (7,087)
 Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .            22,263          29,071
 Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . .            (4,803)         (6,520)
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . .           (21,483)         11,861
 Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . . .           (19,861)         10,516
 Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . .          (107,047)       (100,226)
 Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (52,754)        (39,930)
 Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . .            (1,804)         (2,823)
                                                                             ------------    ------------
          Net cash provided by operating activities . . . . . . . . . .         1,117,087       1,393,148
                                                                             ------------    ------------

Cash flows from investing activities:
  Net purchases of short-term investments . . . . . . . . . . . . . . .        (1,295,931)     (1,101,192)
  Additions to investment properties. . . . . . . . . . . . . . . . . .           (78,603)        (16,616)
  Partnership's distributions from
   unconsolidated ventures. . . . . . . . . . . . . . . . . . . . . . .           213,528          93,211
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . .            (8,693)           (867)
                                                                             ------------     -----------



                                          CARLYLE INCOME PLUS, LTD.
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONCLUDED


                                                                                  1995            1994
                                                                             ------------     -----------
          Net cash used in investing activities . . . . . . . . . . . .        (1,169,699)     (1,025,464)
                                                                             ------------     -----------

Cash flows from financing activities:
  Distributions to limited partners . . . . . . . . . . . . . . . . . .        (1,332,121)       (888,081)
  Distributions to general partners . . . . . . . . . . . . . . . . . .           (70,112)        (46,741)
                                                                              -----------     -----------


          Net cash used in financing activities . . . . . . . . . . . .        (1,402,233)       (934,822)
                                                                              -----------     -----------

          Net decrease in cash and cash equivalents . . . . . . . . . .     $   1,454,845         567,138

          Cash and cash equivalents, beginning of period. . . . . . . .         3,185,145         745,394
                                                                              -----------     -----------
          Cash and cash equivalents, end of period. . . . . . . . . . .     $   1,730,300         178,256
                                                                              ===========     ===========
Supplemental disclosure of cash flow information:
   Cash paid for mortgage and other interest. . . . . . . . . . . . . .     $        --              --
                                                                              ===========     ===========

   Non-cash investing and financing activities. . . . . . . . . . . . .     $        --              --
                                                                              ===========     ===========









                               See accompanying notes to financial statements.

                      CARLYLE INCOME PLUS, LTD.
                       (A LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS

                       MARCH 31, 1995 AND 1994

                             (UNAUDITED)

    Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1994 which are included in the Partnership's
1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1) BASIS OF ACCOUNTING

    The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's interests in the two joint ventures known as JMB/Landings Associates ("JMB/Landings") and CIP/Ashby Partners ("CIP/Ashby") (see note 3). Accordingly, the accompanying financial statements do not include the accounts of JMB/Landings or CIP/Ashby.

    The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the three months ended March 31:
























                                          CARLYLE INCOME PLUS, LTD.
                                           (A LIMITED PARTNERSHIP)

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                             1995                           1994
                                                  -------------------------      ------------------------
                                                 GAAP BASIS       TAX BASIS    GAAP BASIS       TAX BASIS
                                                -----------       ---------    ----------       ---------
Net earnings. . . . . . . . . . . . .           $   874,356         840,724       857,815         890,059
Net earnings per
 limited partnership
 interest . . . . . . . . . . . . . .           $      9.35            8.99          9.18            9.52
                                                 ==========       =========    ==========       =========


    The net earnings per limited partnership interest ("Interest") is based upon the number of
Interests outstanding at the end of each period (88,808.058).

    In response to the uncertainty relating to CIP/Ashby Partners joint venture's ability to recover the net carrying value of the Ashby at McLean Apartments investment property through future operations or sale, the CIP/Ashby Partners joint venture, as a matter of prudent accounting practice and for financial reporting purposes, recorded a provision for value impairment at September 30, 1994 in the amount of $7,572,479 (of which the Partnership's share was $2,347,468).  Such provision was recorded to reduce the net basis of the investment property to its then estimated recoverable value.















                     CARLYLE INCOME PLUS, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


    Statement of Financial Accounting Standards No. 95 requires Partnership to present a statement which classifies cash receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($1,587,187 at March 31, 1995 and $3,166,098 at
December 31, 1994) as cash equivalents, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

(2) INVESTMENT PROPERTIES

    The Partnership has acquired, either directly or through joint ventures, interests in three shopping centers, two industrial parks and two apartment buildings, all of which are operating at March 31, 1995. The cost of the investment properties represents the total cost to the Partnership, including certain acquisition costs.

(3) VENTURE AGREEMENTS

    (a)  General

    The Partnership is a party to two joint venture agreements at March 31, 1995. The Partnership has acquired, through these ventures, a shopping center and an apartment building. Pursuant to such agreements, the Partnership made initial capital contributions totaling approximately $15,400,000 (before legal and other acquisition costs). Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

    (b)  JMB/Landings

    In August 1988, the Partnership, through JMB/Landings, a joint venture partnership with Carlyle Income Plus, L.P.-II ("CIP-II"), another partnership sponsored by the General Partners of the Partnership, acquired a 50% interest in a shopping center located in Sarasota, Florida and known as The
Landings Shopping Center.   The Partnership contributed



                      CARLYLE INCOME PLUS, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


$6,550,000 to JMB/Landings for its 50% interest. The terms of the JMB/Landings partnership agreement provide generally that annual cash flow, sale proceeds and tax items will be distributed or allocated based on the capital contributions made by each partner. Distributions and allocations to date have been made (and any obligations to make additional capital contributions will be made) 50% to the Partnership.


    (c)  CIP/Ashby

    In February 1990, the Partnership, through CIP/Ashby, a joint venture partnership with CIP-II, acquired a 31% interest in an apartment building located in McLean, Virginia and known as The Ashby at McLean Apartments ("The Ashby"). The Ashby has 250 units, commercial space and related parking facilities.

    CIP/Ashby purchased The Ashby for $25,327,132, which was paid in cash at closing. In addition, the joint venture has incurred approximately $3,380,000 for certain renovation, leasing and maintenance costs, with the work related to such costs completed at December 31, 1994. The majority of these costs were contemplated at the time of the initial acquisition of the property. CIP/Ashby's total cash investment in The Ashby is $28,705,000, of which the Partnership's share is approximately $8,899,000.

    The terms of the CIP/Ashby partnership agreement provide generally that annual cash flow, sale proceeds and tax items will be distributed or allocated based on the capital contributions made by each partner. Distributions and allocations to date have been made (and any obligations to make additional capital contributions will be made) 31% to the Partnership.

    In response to the uncertainty relating to CIP/Ashby Partners joint venture's ability to recover the net carrying value of the Ashby at McLean Apartments investment property through future operations or sale, the CIP/Ashby Partners joint venture, as a matter of prudent accounting practice, recorded a provision for value impairment at September 30, 1994 in the amount of $7,572,479 (of which the Partnership's share was $2,347,468). Such provision was recorded to reduce the net basis of the investment property to its then estimated recoverable value.

                      CARLYLE INCOME PLUS, LTD.
                       (A LIMITED PARTNERSHIP)


              NOTES TO FINANCIAL STATEMENTS - CONTINUED


(4) MANAGEMENT AGREEMENTS

    All of the Partnership's properties are managed by affiliates of the General Partners or their assignees for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets is acting as the property manager of the Carson and Costa Mesa Industrial Parks and the Rancho Franciscan and Ashby at McLean Apartments after the sale on the same terms that existed prior to the sale.





                                          CARLYLE INCOME PLUS, LTD.
                                           (A LIMITED PARTNERSHIP)

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

(5) TRANSACTIONS WITH AFFILIATES

    Fees, commissions and other expenses required to be paid by the Partnership to the General
Partners and their affiliates as of March 31, 1995, and for the three months ended March 31, 1995 and 1994, are as follows:

                                                                                              UNPAID AT
                                                                                              MARCH 31,
                                                    1995               1994                     1995
                                                  --------          ----------              --------------
Property management and
 leasing fees . . . . . . . . . . . . .         $   21,373              55,486                       3,211
Insurance commissions . . . . . . . . .               --                    41                        --
Reimbursement (at cost)
 for out-of-pocket
 expenses . . . . . . . . . . . . . . .              1,242                  41
Reimbursement (at cost) for
 administrative, accounting and
 legal services . . . . . . . . . . . .             20,579              11,385                       7,593
                                                 ---------           ---------               -------------
                                                $   43,194              66,953                      10,804
                                                 =========           =========               =============

    All amounts payable to the General Partners and their affiliates do not bear interest and were paid subsequent to March 31, 1995.









                      CARLYLE INCOME PLUS, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONCLUDED


(6) UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

    Summary income statement information for JMB/Landings and CIP/Ashby (see notes 3(b) and 3(c), respectively) for the three months ended March 31, 1995 and 1994 is as follows:


                                                   1995        1994
                                                ---------   ---------

      Total income. . . . . . . . . . . .     $ 1,152,476   1,123,023
                                               ==========   =========

      Operating earnings. . . . . . . . .         442,067     350,704
                                               ==========   =========

      Partnership's share of
       earnings . . . . . . . . . . . . .         165,910     130,298
                                               ==========   =========

(7) ADJUSTMENTS

    In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1995 and for the three months ended March 31, 1995 and 1994.




PART I.     FINANCIAL INFORMATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    All references to "Notes" are to Notes to Financial
Statements contained in this report.

    The Partnership has invested in income-producing real properties, primarily existing commercial properties. The Partnership invested in such real estate on an unleveraged all-cash acquisition basis. In future periods, the General Partners do not intend to incur any indebtedness secured by a mortgage or otherwise unless it is determined by the General Partners that it is in the best interests of the Holders of Interests to incur such indebtedness. Subject to such determination, if Partnership reserves prove to be insufficient, the Partnership may consider obtaining unsecured interim bank lines of credit to fund certain significant repair or replacement expenditures of the Partnership's investment properties. At March 31, 1995, the Partnership had cash and cash equivalents of approximately $1,730,000. Such funds and short-term investments of approximately $2,228,000 are available for leasing costs, for distributions to the partners and for working capital requirements. The Partnership has currently budgeted approximately $650,000 in 1995 for tenant improvements and other capital expenditures. The Partnership's share of similar items for its unconsolidated ventures in 1995 is currently budgeted to be approximately $110,000. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be from net cash generated by the Partnership's investment properties and from the sales of such investments.
In such regard, reference is made to the Partnership's property specific discussions below.

    In response to the uncertainty relating to CIP/Ashby Partners joint venture's ability to recover the net carrying value of the Ashby at McLean Apartments investment property through future operations or sale, the CIP/Ashby Partners joint venture, as a matter of prudent accounting practice and for financial reporting purposes, recorded a provision for value impairment as of September 30, 1994 in the amount of $7,572,479 (of which the Partnership's share was $2,347,468). Such provision was recorded to reduce the net basis of the investment property to its then estimated recoverable value.

    At the Landing's Shopping Center, the Partnership is currently in the process of negotiating a lease renewal with a tenant occupying approximately 9,211 square feet (or 10%) of the leaseable space at the property and whose current lease expires
May 31, 1995.


   A significant tenant (which comprised 5% of the Partnership's leasable space at the Sunrise Town Center) had notified the Partnership that they intended to vacate upon the expiration of its lease in July 1994. Such tenant was terminated by the Partnership in January 1994 to accommodate a replacement tenant which occupies 3.5% of the Partnership's leasable space at the property and whose lease expires June 30, 1999.

    At the Carson Industrial Park, tenant leases representing approximately 33% and 35% of the property's leasable space are due to expire in 1995 and 1996, respectively. Not all of these leases are expected to renew.

    At the Costa Mesa Industrial Park, two (of four) tenants have exercised early renewals of their current leases. One tenant (occupying approximately 33% of the leasable space at the property) renewed its current lease, which was to expire June 30, 1995, through December 31, 1997. The other tenant (occupying approximately 16% of the leasable space at the property) renewed its current lease, which was to expire March 31, 1995, through March 31, 1998. The property remains 100% occupied at March 31, 1995. Tenant leases representing approximately 21%, 33%, 30% and 16% of the property's leasable space are due to expire in 1995, 1996, 1997 and 1998, respectively. There can be no assurance these tenant leases will be renewed. In addition, a tenant occupying approximately 30% of the property's leasable space, whose lease expires June 30, 1997, is currently undergoing Chapter 11 reorganization. As of April 30, 1995, this tenant is current in its 1995 monthly lease obligations, which include payments of arrearages for 1994 which total approximately $45,000, plus interest and fees. However, as of the date of this report, the Partnership has not received either the arrearage payment or the monthly lease payment for May 1995. The Partnership has contacted the tenant regarding these delinquent amounts.

    Currently, as leases at the Carson and Costa Mesa Industrial Parks expire, lease renewals and new leases are likely to be at rental rates less than the rates on existing leases. Although the previous decline in rental rates appears to have stabilized in 1994 and leasing activity has increased, the supply of industrial space has caused increased competition for tenants. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. This anticipated decline in rental rates, the anticipated increase in releasing time and the costs upon releasing will result in a decrease in cash flow from operations over the near term. The Partnership is also evaluating the competitive positioning of these properties in the market in which they operate.

    The Partnership is carefully scrutinizing the appropriateness of any discretionary expenditures, particularly in relation to the amount of working capital it has available.
By conserving working capital, the Partnership will be in a better position to meet future needs of its properties.


RESULTS OF OPERATIONS

    The decrease in cash and cash equivalents and the related increase in short-term investments at March 31, 1995 as compared to December 31, 1994 is primarily due to the timing of maturity of the Partnership's investments in U.S. Government obligations.

    The decrease in rents and other receivables (net of allowance for doubtful accounts) at March 31, 1995 as compared to December 31, 1994 is attributable primarily to a decrease in real estate tax recoveries due from tenants at the Riverview Plaza Shopping Center at March 31, 1995, as a result of the timing of tenants' payments of such recoveries.

    The decrease in amounts due to affiliates at March 31, 1995 as compared to December 31, 1994 is attributable primarily to the payment in 1995 of certain previously unpaid 1994 reimbursable costs.

    The decrease in unearned rents at March 31, 1995 as compared to December 31, 1994 is attributable primarily to the timing of rental collections at the Riverview Plaza Shopping Center and the Sunrise Town Center.

    The decrease in accrued real estate taxes at March 31, 1995 as compared to December 31, 1994 is attributable primarily to a decrease in accrued real estate taxes (from twelve months to nine months) at the Riverview Plaza Shopping Center at March 31, 1995. Such decrease was partially offset by increases in real estate tax accruals to three months at March 31, 1995 from none at December 31, 1994 at the Carson and Costa Mesa Industrial Parks and the Rancho Franciscan Apartments and the Sunrise Town Center. Such accruals are due to the real estate tax payment due dates in the jurisdictions which these properties operate.

    The decrease in rental income for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is attributable primarily to a $50,000 lease termination fee collected from a tenant at the Sunrise Town Center in February 1994 in order to accommodate a replacement tenant, as discussed above.

    The increase in interest income for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is due to an increase in interest earned on the Partnership's short-term investments in 1995 as a result of the Partnership having larger average invested balances in its short-term investments in 1995. Reference is made to Note 1.

    The increase in Partnership's share of operations of unconsolidated ventures for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is attributable primarily to (i) an increase in the Partnership's share of operations of JMB/Landings (which resulted primarily from an increase in occupancy and related rental income in 1995 at The Landings Shopping Center) and (ii) an increase in the Partnership's share of operations of CIP/Ashby (which resulted primarily from reduced depreciation expense at the Ashby at McLean Apartments in 1995 as a result of the provision for value impairment recorded at September 30, 1994, as discussed in Note 3(c)).

PART II.  OTHER INFORMATION
 ITEM 5.  OTHER INFORMATION

                                                  OCCUPANCY

    The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties:


                                                               1994                           1995
                                                    ------------------------        ------------------------
                                                    at     at     at      at        at     at     at      at
                                                    ------------------------        ------------------------
                                                  3/31   6/30   9/30   12/31      3/31   6/30   9/30   12/31
                                                  ----   ----   ----    ----      ----   ----   ----    ----
1. Riverview Plaza Shopping Center
   Chicago, Illinois. . . . . . . . . . . . .      99%    99%    97%     97%       97%

2. The Landings Shopping Center
   Sarasota, Florida. . . . . . . . . . . . .      90%    87%    91%     92%       93%

3. Carson Industrial Park
   Carson, California . . . . . . . . . . . .      91%    91%    91%     91%       94%

4. Costa Mesa Industrial Park
   Costa Mesa, California . . . . . . . . . .     100%   100%   100%    100%      100%

5. Rancho Franciscan Apartments
   Santa Barbara, California. . . . . . . . .      98%    98%    99%     98%       97%

6. Sunrise Town Center
   Sunrise, Florida . . . . . . . . . . . . .      90%    93%    93%     92%       91%

7. The Ashby at McLean Apartments
   McLean, Virginia . . . . . . . . . . . . .      98%    97%    97%     96%       97%







PART II.  OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)        Exhibits

     10.1. Form of Escrow Deposit Agreement is hereby incorporated by reference to Exhibit 10.1 of the Partnership's Amendment No.3 to Form S-11 (File
                No. 33-5309) Registration Statement dated
                November 21, 1986.

     10.1.A. Form of Amendment to Escrow Deposit Agreement is hereby incorporated by reference to Exhibit 10.1A of the Partnership's Post-Effective Amendment No. 4 to Form S-11 (File No. 33-5309) Registration Statement dated October 28, 1987.

     10.2 Agreement dated August 11, 1987 between JMB Securities Corporation and SDK Industrial Parks (included are all exhibits pursuant thereto) is hereby incorporated by reference to Exhibit 10.2 of the Partnership's Post-Effective Amendment No.2 to Form S-11 (File No. 33-5309) Registration Statement dated August 17, 1987.

     10.3 Agreement for Operation and Management Shopping Center dated August 11, 1987 between the Partnership and Draper and Kramer Incorporated is hereby incorporated by reference to Exhibit D of
                Exhibit 10.2 of the Partnership's Post-Effective Amendment No. 2 to Form S-11 (File No. 33-5309) Registration Statement dated August 17, 1987.

     10.4* Agreement dated as of January 24, 1990, by and between McLean Associates Limited Partnership and a partnership to be formed that will be supervised or advised by an affiliate of JMB Realty Corporation relating to the Ashby at McLean Apartments.

     10.5* Agreement of Partnership of CIP/Ashby Partners dated January 30, 1990, by and between Carlyle
                Income Plus, Ltd. and Carlyle Income Plus, L.P.-
                II.

     10.6*      Assumption Agreement dated as of February 21,
                1990, by and between McLean Associates Limited
                Partnership and CIP/Ashby Partners.

     27.        Financial Data Schedule

     (b) No Reports on Form 8-K were required or have been filed for the quarter covered by this report.

- - - - -----------------
   * Previously filed as Exhibits 10.4-10.6 to the Partnership's Report for December 31, 1988 on Form 10-K (File No. 000-16975) filed on March 28, 1989 and hereby incorporated herein by reference.



                            SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    CARLYLE INCOME PLUS, LTD.

                    BY:     JMB Realty Corporation
                            (Corporate General Partner)





                    By:     Gailen J. Hull, Senior Vice President
                    Date:   May 11, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            Gailen J. Hull,
                            Principal Accounting Officer
                    Date:   May 11, 1995