Form 10-Q
period 1995-06-30
CARLYLE INCOME PLUS LTD
filed 1995-08-11
CIK 792978

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:  Carlyle Income Plus, Ltd.
     Commission File No. 000-16975
     Form 10-Q

Gentlemen:

Transmitted, for the above-mentioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q for the quarter ended June 30, 1995.


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



For the quarter ended                             Commission file
June 30, 1995                                     number 000-16975



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





































PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                          CARLYLE INCOME PLUS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                               BALANCE SHEETS

                                     JUNE 30, 1995 AND DECEMBER 31, 1994

                                                 (UNAUDITED)

                                                 A S S E T S
                                                 -----------

                                                                          JUNE 30,           DECEMBER 31,
                                                                             1995                1994
                                                                       -------------         ------------
Current assets:
  Cash and cash equivalents (note 1). . . . . . . . . . . .     $            736,408            3,185,145
  Short-term investments (note 1) . . . . . . . . . . . . .                3,207,891              931,575
  Rents and other receivables (net of allowance
   for doubtful accounts of $66,933 in 1995 and
    $64,511 in 1994). . . . . . . . . . . . . . . . . . . .                  888,679              838,463
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . .                  115,474               44,660
                                                                       -------------         ------------
          Total current assets. . . . . . . . . . . . . . .                4,948,452            4,999,843
                                                                       -------------         ------------

Investment properties, at cost (note 2):
Land. . . . . . . . . . . . . . . . . . . . . . . . . . . .               16,562,593           16,562,593
Buildings and improvements. . . . . . . . . . . . . . . . .               42,424,190           42,261,760
                                                                       -------------         ------------
                                                                          58,986,783           58,824,353

Less accumulated depreciation . . . . . . . . . . . . . . .                9,347,721            8,644,412
                                                                       -------------         ------------
Total investment properties, net of accumulated
 depreciation . . . . . . . . . . . . . . . . . . . . . . .               49,639,062           50,179,941


                                          CARLYLE INCOME PLUS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                         BALANCE SHEETS - CONTINUED


                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -------------------------------------------------------

                                                                          JUNE 31,           DECEMBER 31,
                                                                            1995                 1994
                                                                       -------------         ------------
Investments in unconsolidated ventures, at equity
 (notes 1, 3 and 6) . . . . . . . . . . . . . . . . . . . .               11,305,225           11,308,593
Deferred expenses . . . . . . . . . . . . . . . . . . . . .                   77,860               84,186
Accrued rents receivable. . . . . . . . . . . . . . . . . .                  485,479              475,873
                                                                       -------------         ------------
                                                                $         66,456,078           67,048,436
                                                                       =============         ============

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . .     $            190,068              108,465
  Amounts due to affiliates (note 5). . . . . . . . . . . .                    3,360               30,665
  Unearned rents. . . . . . . . . . . . . . . . . . . . . .                   74,771               98,595
  Accrued real estate taxes . . . . . . . . . . . . . . . .                1,068,906              954,528
                                                                       -------------         ------------
          Total current liabilities . . . . . . . . . . . .                1,337,105            1,192,253

Tenant security deposits. . . . . . . . . . . . . . . . . .                  217,696              215,804

Commitments and contingencies (notes 3 and 5)                          -------------         ------------

          Total liabilities . . . . . . . . . . . . . . . .                1,554,801            1,408,057
                                                                       -------------         ------------









                                          CARLYLE INCOME PLUS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                         BALANCE SHEETS - CONCLUDED


                                                                        JUNE 31,            DECEMBER 31,
                                                                          1995                  1994
                                                                    -------------           ------------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . .                25,000                 25,000
    Cumulative net earnings . . . . . . . . . . . . . . . .             1,269,081              1,189,183
    Cumulative cash distributions . . . . . . . . . . . . .            (1,583,358)            (1,466,505)
                                                                     ------------           ------------
                                                                         (289,277)              (252,322)
                                                                     ------------           ------------

  Limited partners (88,808.058 interests):
    Capital contributions, net of offering costs. . . . . .            77,762,167             77,762,167
    Cumulative net earnings . . . . . . . . . . . . . . . .            21,189,762             19,671,707
    Cumulative cash distributions . . . . . . . . . . . . .           (33,761,375)           (31,541,173)
                                                                    -------------           ------------

                                                                       65,190,554             65,892,701
                                                                    -------------           ------------
          Total partners' capital accounts. . . . . . . . .            64,901,277             65,640,379
                                                                    -------------           ------------

                                                                 $     66,456,078             67,048,436
                                                                    =============           ============









                               See accompanying notes to financial statements

                                          CARLYLE INCOME PLUS, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                 (UNAUDITED)


                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                   JUNE 30,                         JUNE 30,
                                           -----------------------        -------------------------
                                             1995          1994             1995            1994
                                          ----------    ----------       ----------      ----------
Income:
  Rental income . . . . . . . . . .     $  1,563,587     1,695,538        3,257,189       3,454,459
  Interest income . . . . . . . . .           63,554        23,365          126,104          40,017
                                          ----------    ----------       ----------      ----------
                                           1,627,141     1,718,903        3,383,293       3,494,476
                                          ----------    ----------       ----------      ----------
Expenses:
  Depreciation. . . . . . . . . . .          351,975       350,550          703,309         700,535
  Property operating
   expenses . . . . . . . . . . . .          629,294       632,088        1,234,447       1,251,409
  Professional services . . . . . .           13,672        14,572           62,631          58,763
  Amortization of
   deferred expenses. . . . . . . .            9,868         8,318           17,923          15,813
  General and
   administrative . . . . . . . . .           49,957        45,256           84,162          72,320
                                          ----------    ----------       ----------      ----------

                                           1,054,766     1,050,784        2,102,472       2,098,840
                                          ----------    ----------       ----------      ----------

          Operating
            earnings. . . . . . . .          572,375       668,119        1,280,821       1,395,636


                                          CARLYLE INCOME PLUS, LTD.
                                           (A LIMITED PARTNERSHIP)

                                     STATEMENTS OF OPERATIONS-CONCLUDED


                                                 (UNAUDITED)


                                             THREE MONTHS ENDED                SIX MONTHS ENDED
                                                   JUNE 30,                         JUNE 30,
                                           -----------------------        -------------------------
                                             1995          1994             1995            1994
                                          ----------    ----------       ----------      ----------


Partnership's share
 of operations of
 unconsolidated
 ventures
 (notes 1, 3 and 6) . . . . . . . .     $    151,222       134,448          317,132         264,746
                                          ----------    ----------       ----------      ----------

          Net earnings. . . . . . .     $    723,597       802,567        1,597,953       1,660,382
                                          ==========    ==========       ==========      ==========

          Net earnings
           per limited
           partnership
           interest
           (note 1) . . . . . . . .     $       7.74          8.58            17.09           17.76
                                          ==========    ==========       ==========      ==========

          Cash distributions
           per limited partnership
           interest . . . . . . . .     $      10.00         10.00            25.00           20.00
                                          ==========    ==========       ==========      ==========

                               See accompanying notes to financial statements.

                                          CARLYLE INCOME PLUS, LTD.
                                           (A LIMITED PARTNERSHIP)

                                          STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                 (UNAUDITED)

                                                                          1995                    1994
                                                                    ------------             ------------
Cash flows from operating activities:
 Net earnings . . . . . . . . . . . . . . . . . . . . . . . .      $   1,597,953                1,660,382
 Items not requiring (providing) cash or cash equivalents:
 Depreciation . . . . . . . . . . . . . . . . . . . . . . . .            703,309                  700,535
 Amortization of deferred expenses. . . . . . . . . . . . . .             17,923                   15,813
 Partnership's share of operations of unconsolidated
  ventures, net of distributions. . . . . . . . . . . . . . .           (167,132)                 742,663
Changes in:
 Rents and other receivables. . . . . . . . . . . . . . . . .            (50,216)                  66,565
 Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .            (70,814)                  (7,700)
 Accrued rents receivable . . . . . . . . . . . . . . . . . .             (9,606)                 (13,039)
 Accounts payable . . . . . . . . . . . . . . . . . . . . . .             81,603                   41,517
 Amounts due to affiliates. . . . . . . . . . . . . . . . . .            (27,305)                  (1,220)
 Unearned rents . . . . . . . . . . . . . . . . . . . . . . .            (23,824)                 (47,735)
 Accrued real estate taxes. . . . . . . . . . . . . . . . . .            114,378                  118,165
 Tenant security deposits . . . . . . . . . . . . . . . . . .              1,892                   (2,080)
                                                                    ------------             ------------
          Net cash provided by operating activities . . . . .          2,168,161                3,273,866
                                                                    ------------             ------------

Cash flows from investing activities:
  Net sales and maturities (purchases)
    of short-term investments . . . . . . . . . . . . . . . .         (2,276,316)                 430,620
  Additions to investment properties. . . . . . . . . . . . .           (162,430)                 (65,097)
  Partnership's distributions from
   unconsolidated ventures. . . . . . . . . . . . . . . . . .            170,500                  101,092
  Payment of deferred expenses. . . . . . . . . . . . . . . .            (11,597)                 (27,877)
                                                                    ------------              -----------
                                          CARLYLE INCOME PLUS, LTD.
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS - CONCLUDED


                                                                          1995                  1994
                                                                    ------------            -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . . . . . . .         (2,279,843)               438,738
                                                                    ------------            -----------

Cash flows from financing activities:
  Distributions to limited partners . . . . . . . . . . . . .         (2,220,202)            (1,776,162)
  Distributions to general partners . . . . . . . . . . . . .           (116,853)               (93,482)
                                                                     -----------            -----------


          Net cash used in financing activities . . . . . . .         (2,337,055)            (1,869,644)
                                                                     -----------            -----------

          Net increase (decrease) in cash and
            cash equivalents. . . . . . . . . . . . . . . . .      $  (2,448,737)             1,842,960

          Cash and cash equivalents, beginning of year                 3,185,145                745,394
                                                                     -----------            -----------
          Cash and cash equivalents, end of period. . . . . .      $     736,408              2,588,354
                                                                     ===========            ===========
Supplemental disclosure of cash flow information:
   Cash paid for mortgage and other interest. . . . . . . . .      $        --                     --
                                                                     ===========            ===========

   Non-cash investing and financing activities. . . . . . . .      $        --                     --
                                                                     ===========            ===========






                               See accompanying notes to financial statements.

                         CARLYLE INCOME PLUS, LTD.
                       (A LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS

                       June 30, 1995 AND 1994

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

    The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the six months ended June 30:






















                                          CARLYLE INCOME PLUS, LTD.
                                           (A LIMITED PARTNERSHIP)

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                             1995                           1994
                                                  -------------------------      ------------------------
                                                 GAAP BASIS       TAX BASIS    GAAP BASIS       TAX BASIS
                                                -----------       ---------    ----------       ---------
Net earnings. . . . . . . . . . . . .          $  1,597,953       1,664,531     1,660,382       1,681,254
Net earnings per
 limited partnership
 interest . . . . . . . . . . . . . .          $      17.09           17.81         17.76           17.98
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













                      CARLYLE INCOME PLUS, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


    Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies cash receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($690,410 at June 30, 1995 and $3,166,098 at
December 31, 1994) as cash equivalents, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

(2) INVESTMENT PROPERTIES

    The Partnership has acquired, either directly or through joint ventures, interests in three shopping centers, two industrial parks and two apartment buildings, all of which are operating at June 30, 1995. The cost of the investment properties represents the total cost to the Partnership, including certain acquisition costs.

(3) VENTURE AGREEMENTS

    (a)  General

    The Partnership is a party to two joint venture agreements at June 30, 1995. The Partnership has acquired, through these ventures, a shopping center and an apartment building. Pursuant to such agreements, the Partnership made initial capital contributions totaling approximately $15,400,000 (before legal and other acquisition costs). Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

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



































                                          CARLYLE INCOME PLUS, LTD.
                                           (A LIMITED PARTNERSHIP)

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED

(5) TRANSACTIONS WITH AFFILIATES

    Fees, commissions and other expenses required to be paid by the Partnership to the General
Partners and their affiliates as of June 30, 1995, and for the six months ended June 30, 1995 and
1994, are as follows:

                                                                                              UNPAID AT
                                                                                               JUNE 30,
                                                    1995               1994                     1995
                                                  --------          ----------              --------------
Property management and
 leasing fees . . . . . . . . . . . . .          $  43,875             106,697                       2,137
Insurance commissions . . . . . . . . .             11,073              13,455                          --
Reimbursement (at cost)
 for out-of-pocket
 expenses . . . . . . . . . . . . . . .              1,281                  49                          39
Reimbursement (at cost) for
 administrative, accounting and
 legal services . . . . . . . . . . . .             49,074              24,002                       1,184
                                                 ---------           ---------               -------------
                                                 $ 105,303             144,203                       3,360
                                                 =========           =========               =============

    All amounts payable to the General Partners and their affiliates do not bear interest and were paid subsequent to June 30, 1995.

    Subsequent to June 30, 1995, the Corporate General Partner of the Partnership has determined to use an independent third party or parties to perform certain of these administrative services beginning in late 1995.  Use of a third party, rather than reimbursement to the Corporate General
Partner and its affiliates, is not expected to have a material effect on the operations of the
Partnership.


                      CARLYLE INCOME PLUS, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONCLUDED


(6) UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

    Summary income statement information for JMB/Landings and CIP/Ashby (see notes 3(b) and 3(c), respectively) for the six months ended June 30, 1995 and 1994 is as follows:

                                                1995          1994
                                             ----------    ----------
      Total income. . . . . . . . . .       $ 2,279,047     2,244,690
                                             ==========    ==========

      Operating earnings. . . . . . .       $   833,202       702,130
                                             ==========    ==========

      Partnership's share of
       earnings . . . . . . . . . . .       $   317,132       264,746
                                             ==========    ==========


(7) ADJUSTMENTS

    In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1995 and for the three and six months ended June 30, 1995 and 1994.




















PART I.     FINANCIAL INFORMATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    All references to "Notes" are to Notes to Financial
Statements contained in this report.

    The Partnership has invested in income-producing real properties, primarily existing commercial properties. The Partnership invested in such real estate on an unleveraged all-cash acquisition basis. In future periods, the General Partners do not intend to incur any indebtedness secured by a mortgage or otherwise unless it is determined by the General Partners that it is in the best interests of the Holders of Interests to incur such indebtedness. Subject to such determination, if Partnership reserves prove to be insufficient, the Partnership may consider obtaining unsecured interim bank lines of credit to fund certain significant repair or replacement expenditures of the Partnership's investment properties. At June 30, 1995, the Partnership had cash and cash equivalents of approximately $736,000. Such funds and short-term investments of approximately $3,208,000 are available for leasing costs, for distributions to the partners and for working capital requirements. The Partnership has currently budgeted approximately $525,000 in 1995 for tenant improvements and other capital expenditures. The Partnership's share of similar items for its unconsolidated ventures in 1995 is currently budgeted to be approximately $110,000. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be from net cash generated by the Partnership's investment properties and from the sales of such investments.
In such regard, reference is made to the Partnership's property specific discussions below.

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

    At the Landing's Shopping Center, the Partnership has negotiated a three-year lease renewal with a tenant occupying approximately 9,211 square feet (or 10%) of the leasable space at the property and whose prior lease expired May 31, 1995.

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

    At the Carson Industrial Park, tenant leases representing approximately 27% and 35% of the property's leasable space are due to expire in 1995 and 1996, respectively. Not all of these leases are expected to renew.

    At the Costa Mesa Industrial Park, two (of four) tenants have exercised early renewals of their current leases. One tenant (occupying approximately 33% of the leasable space at the property) renewed its current lease, which was to expire June 30, 1995, through December 31, 1997. The other tenant (occupying approximately 16% of the leasable space at the property) renewed its current lease, which was to expire June 30, 1995, through March 31, 1998. The property remains 100% occupied at June 30, 1995. In addition, a tenant occupying approximately 21% of the leasable space at the property has renewed its current lease, which expired July 31, 1995, through July 31, 1998. Tenant leases representing approximately 63% and 37% of the property's leasable space are due to expire in 1997 and 1998, respectively. There can be no assurance these tenant leases will be renewed. In addition, a tenant occupying approximately 30% of the property's leasable space, whose lease expires June 30, 1997, is currently undergoing Chapter 11 reorganization. As of April 30, 1995, this tenant was current in its stipulated 1995 monthly lease obligations, which included payments of 1994 arrearages, interest and fees, totaling approximately $52,000. The Partnership did not receive any payments in either May or June, 1995. In July 1995, the Partnership and the tenant executed a modification agreement which provides for monthly lease payments and arrearage payments, including interest and fees, commencing July 1995 through June 1996. The Partnership has received the initial payment (which was due July 21, 1995) under this modification agreement.

    Currently, as leases at the Carson and Costa Mesa Industrial Parks expire, lease renewals and new leases are likely to be at rental rates less than the rates on existing leases. Although the previous decline in rental rates appears to have stabilized in 1994 and leasing activity has increased, the supply of industrial space has caused increased competition for tenants. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. This anticipated decline in rental rates, the anticipated increase in re-leasing time and the related costs will result in a decrease in cash flow from operations over the near term. The Partnership is also evaluating the competitive positioning of these properties in the market in which they operate.

    The Partnership is carefully scrutinizing the appropriateness of any discretionary expenditures, particularly in relation to the amount of working capital it has available.
By conserving working capital, the Partnership will be in a better position to meet future needs of its properties.

RESULTS OF OPERATIONS

    The decrease in cash and cash equivalents and the related increase in short-term investments at June 30, 1995 as compared to December 31, 1994 is primarily due to the timing of maturities of the Partnership's short-term investments.
Reference is made to Note 1.

    The increase in rents and other receivables (net of allowance for doubtful accounts) at June 30, 1995 as compared to December 31, 1994 is attributable primarily to an increase in accrued interest receivable on the Partnership's short-term investments at June 30, 1995, due primarily to the timing of the purchases of these investments.

    The increases in prepaid expenses and in accounts payable at June 30, 1995 as compared to December 31, 1994 are attributable primarily to the payment of property insurance premiums
(covering the period June 1995 through May 1996) due at June 30,
1995 at the Partnership's investment properties.

    The decrease in amounts due to affiliates at June 30, 1995 as compared to December 31, 1994 is attributable primarily to the payment in 1995 of certain previously unpaid 1994 reimbursable costs.

    The decrease in unearned rents at June 30, 1995 as compared to December 31, 1994 is attributable primarily to the timing of rental collections at the Sunrise Town Center.

    The increase in accrued real estate taxes at June 30, 1995 as compared to December 31, 1994 is attributable primarily to an increase in accrued real estate taxes (to six months from none) at the Sunrise Town Center. Such accrual is due to the real estate tax payment due date in the jurisdiction which this property operates.

    The decreases in rental income for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 are attributable primarily to (i) a $50,000 lease termination fee collected from a tenant at the Sunrise Town Center in February 1994 in order to accommodate a replacement tenant, as discussed above and (ii) a decrease in occupancy and corresponding rental income at the Riverview Plaza Shopping Center in 1995.

    The increases in interest income for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is due to an increase in interest earned on the Partnership's short-term investments in 1995 as a result of the Partnership having larger average invested balances in its short-term investments in 1995. Reference is made to Note 1.

    The increases in Partnership's share of operations of unconsolidated ventures for the three and six months ended June 30, 1995 as compared to the three and six months ended June 30, 1994 is attributable primarily to (i) an increase in the Partnership's share of operations of JMB/Landings (which resulted primarily from an increase in occupancy and related rental income in 1995 at The Landings Shopping Center) and (ii) an increase in the Partnership's share of operations of CIP/Ashby (which resulted primarily from reduced depreciation expense at the Ashby at McLean Apartments in 1995 as a result of the provision for value impairment recorded at September 30, 1994, as discussed in Note 3(c)).





































PART II.  OTHER INFORMATION
 ITEM 5.  OTHER INFORMATION

                                                  OCCUPANCY

   The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties:


                                                               1994                           1995
                                                    ------------------------        ------------------------
                                                    at     at     at      at        at     at     at      at
                                                    ------------------------        ------------------------
                                                  3/31   6/30   9/30   12/31      3/31   6/30   9/30   12/31
                                                  ----   ----   ----    ----      ----   ----   ----    ----
1. Riverview Plaza Shopping Center
   Chicago, Illinois. . . . . . . . . . . . .      99%    99%    97%     97%       97%    97%

2. The Landings Shopping Center
   Sarasota, Florida. . . . . . . . . . . . .      90%    87%    91%     92%       93%    91%

3. Carson Industrial Park
   Carson, California . . . . . . . . . . . .      91%    91%    91%     91%       94%    94%

4. Costa Mesa Industrial Park
   Costa Mesa, California . . . . . . . . . .     100%   100%   100%    100%      100%   100%

5. Rancho Franciscan Apartments
   Santa Barbara, California. . . . . . . . .      98%    98%    99%     98%       97%    95%

6. Sunrise Town Center
   Sunrise, Florida . . . . . . . . . . . . .      90%    93%    93%     92%       91%    95%

7. The Ashby at McLean Apartments
   McLean, Virginia . . . . . . . . . . . . .      98%    97%    97%     96%       97%    97%





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


                    CARLYLE INCOME PLUS, LTD.

                    BY:     JMB Realty Corporation
                            (Corporate General Partner)





                    By:     Gailen J. Hull, Senior Vice President
                    Date:   August 9, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            Gailen J. Hull,
                            Principal Accounting Officer
                    Date:   August 9, 1995