Form 10-Q
period 1995-09-30
CARLYLE INCOME PLUS LTD
filed 1995-11-13
CIK 792978

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:  Carlyle Income Plus, Ltd.
     Commission File No. 000-16975
     Form 10-Q

Gentlemen:

Transmitted, for the above-mentioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q for the quarter ended September 30, 1995.


Thank you.

Very truly yours,

CARLYLE INCOME PLUS, LTD.

By:  JMB Realty Corporation
     Corporate General Partner



     By:   -------------------------------
           Gailen J. Hull
           Senior Vice President and
           Principal Accounting Officer

GJH:et

Enclosures

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q




             Quarterly Report Under Section 13 or 15(d)
               of the Securities Exchange Act of 1934



For the quarter ended                             Commission file
September 30, 1995                                number 000-16975



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
Yes    X     No
     -----       -----










                          TABLE OF CONTENTS



PART I    FINANCIAL INFORMATION


Item 1.   Financial Statements. . . . . . . . . . . . . . . .     3

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations. . . . . . . . . . . . . . . . . . . . .    18


PART II   OTHER INFORMATION


Item 5.   Other Information . . . . . . . . . . . . . . . . .    24

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . .    25





































PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                        CARLYLE INCOME PLUS, LTD.
                                         (A LIMITED PARTNERSHIP)
                                             BALANCE SHEETS

                                SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                               (UNAUDITED)

                                               A S S E T S
                                               -----------

                                                              SEPTEMBER 30,         DECEMBER 31,
                                                                    1995                1994
                                                              -------------         ------------
Current assets:
  Cash and cash equivalents (note 1). . . . . . . . . .        $  4,103,935            3,185,145
  Short-term investments (note 1) . . . . . . . . . . .                --                931,575
  Rents and other receivables (net of
   allowance for doubtful accounts of
   $85,577 in 1995 and $64,511 in 1994) . . . . . . . .           1,195,651              838,463
  Prepaid expenses. . . . . . . . . . . . . . . . . . .              82,053               44,660
                                                              -------------         ------------
          Total current assets. . . . . . . . . . . . .           5,381,639            4,999,843
                                                              -------------         ------------

Investment properties, at cost (note 2):
Land. . . . . . . . . . . . . . . . . . . . . . . . . .          12,276,993           16,562,593
Buildings and improvements. . . . . . . . . . . . . . .          33,375,839           42,261,760
                                                              -------------         ------------
                                                                 45,652,832           58,824,353

Less accumulated depreciation . . . . . . . . . . . . .           9,705,804            8,644,412
                                                              -------------         ------------
Total investment properties, net of
 accumulated  depreciation. . . . . . . . . . . . . . .          35,947,028           50,179,941


                                        CARLYLE INCOME PLUS, LTD.
                                         (A LIMITED PARTNERSHIP)
                                       BALANCE SHEETS - CONTINUED


                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                         -------------------------------------------------------

                                                           SEPTEMBER 30,         DECEMBER 31,
                                                                1995                 1994
                                                           -------------         ------------
Investments in unconsolidated ventures, at
 equity (notes 1, 3 and 6). . . . . . . . . . . . .            9,443,546           11,308,593
Deferred expenses . . . . . . . . . . . . . . . . .               73,186               84,186
Accrued rents receivable. . . . . . . . . . . . . .              490,282              475,873
                                                           -------------         ------------
                                                            $ 51,335,681           67,048,436
                                                           =============         ============

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . .         $    103,309              108,465
  Amounts due to affiliates (note 5). . . . . . . .                8,557               30,665
  Unearned rents. . . . . . . . . . . . . . . . . .               22,382               98,595
  Accrued real estate taxes . . . . . . . . . . . .            1,431,133              954,528
                                                           -------------         ------------
          Total current liabilities . . . . . . . .            1,565,381            1,192,253

Tenant security deposits. . . . . . . . . . . . . .              209,725              215,804
                                                           -------------         ------------

Commitments and contingencies (notes 3 and 5)

          Total liabilities . . . . . . . . . . . .            1,775,106            1,408,057
                                                           -------------         ------------







                                        CARLYLE INCOME PLUS, LTD.
                                         (A LIMITED PARTNERSHIP)
                                       BALANCE SHEETS - CONCLUDED


                                                               SEPTEMBER 30,         DECEMBER 31,
                                                                    1995                 1994
                                                              -------------          ------------

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . .                  25,000                25,000
    Cumulative net earnings . . . . . . . . . . . .                 548,786             1,189,183
    Cumulative cash distributions . . . . . . . . .              (1,630,099)           (1,466,505)
                                                               ------------          ------------
                                                                 (1,056,313)             (252,322)
                                                               ------------          ------------

  Limited partners (88,808.058 interests):
    Capital contributions, net of offering
     costs. . . . . . . . . . . . . . . . . . . . .              77,762,167            77,762,167
    Cumulative net earnings . . . . . . . . . . . .               7,504,176            19,671,707
    Cumulative cash distributions . . . . . . . . .             (34,649,455)          (31,541,173)
                                                              -------------          ------------

                                                                 50,616,888            65,892,701
                                                              -------------          ------------
          Total partners' capital accounts. . . . .              49,560,575            65,640,379
                                                              -------------          ------------

                                                            $    51,335,681            67,048,436
                                                              =============          ============








                             See accompanying notes to financial statements

                                        CARLYLE INCOME PLUS, LTD.
                                         (A LIMITED PARTNERSHIP)

                                        STATEMENTS OF OPERATIONS

                         THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                               (UNAUDITED)


                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                      -----------------------       -------------------------
                                        1995          1994            1995            1994
                                    ----------     ----------      ----------      ----------
Income:
  Rental income . . . . . . .      $ 1,685,484      1,657,184      4,942,673        5,111,643
  Interest income . . . . . .           61,853         40,976        187,957           80,993
                                    ----------     ----------     ----------       ----------
                                     1,747,337      1,698,160      5,130,630        5,192,636
                                    ----------     ----------     ----------       ----------
Expenses:
  Depreciation. . . . . . . .          358,083        353,823      1,061,392        1,054,358
  Property operating
   expenses . . . . . . . . .          677,648        558,569      1,912,095        1,809,978
  Professional services . . .              --           2,129         62,631           60,892
  Amortization of
   deferred expenses. . . . .            9,284          8,066         27,207           23,879
  General and
   administrative . . . . . .          101,524         23,688        185,686           96,008
  Provisions for
   value impairment
   (notes 1 and 2). . . . . .       13,400,000            --      13,400,000               --
                                    ----------     ----------     ----------       ----------

                                    14,546,539        946,275     16,649,011        3,045,115
                                    ----------     ----------     ----------       ----------
     Operating
      earnings (loss) . . . .      (12,799,202)       751,885    (11,518,381)       2,147,521


                                        CARLYLE INCOME PLUS, LTD.
                                         (A LIMITED PARTNERSHIP)

                                   STATEMENTS OF OPERATIONS-CONCLUDED


                                               (UNAUDITED)


                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                       -----------------------       -------------------------
                                         1995          1994            1995            1994
                                      ----------    ----------      ----------      ----------


Partnership's share
 of operations of
 unconsolidated
 ventures  (notes 1,
  3 and 6). . . . . . . . . . . .    (1,606,679)   (2,198,084)     (1,289,547)     (1,933,338)
                                      ----------    ----------      ----------      ----------

       Net earnings (loss). . . . $ (14,405,881)   (1,446,199)    (12,807,928)        214,183
                                      ==========    ==========      ==========      ==========

       Net earnings (loss)
         per limited
         partnership
         interest
         (note 1) . . . . . . . . $     (154.10)       (15.47)        (137.01)           2.29
                                      ==========    ==========      ==========      ==========

       Cash distributions
         per limited
         partnership interest . . $       10.00         10.00            35.00          30.00
                                      ==========    ==========      ==========      ==========

                             See accompanying notes to financial statements.

                                        CARLYLE INCOME PLUS, LTD.
                                         (A LIMITED PARTNERSHIP)

                                        STATEMENTS OF CASH FLOWS

                              NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                               (UNAUDITED)
                                                                          1995                    1994
                                                                      ------------           ------------
Cash flows from operating activities:
 Net earnings (loss). . . . . . . . . . . . . . . . . . . . .      $  (12,807,928)                214,183
 Items not requiring (providing) cash or
  cash equivalents:
   Depreciation . . . . . . . . . . . . . . . . . . . . . . .           1,061,392               1,054,358
   Amortization of deferred expenses. . . . . . . . . . . . .              27,207                  23,879
   Provisions for value impairment (notes 1 and 2). . . . . .          13,400,000                     --
   Partnership's share of operations of
    unconsolidated ventures, net of
    distributions (notes 1 and 3) . . . . . . . . . . . . . .           1,289,547               2,121,032
Changes in:
 Rents and other receivables. . . . . . . . . . . . . . . . .            (357,188)                 93,175
 Prepaid expenses . . . . . . . . . . . . . . . . . . . . . .             (37,393)                (20,317)
 Accrued rents receivable . . . . . . . . . . . . . . . . . .             (14,409)                (19,559)
 Accounts payable . . . . . . . . . . . . . . . . . . . . . .              (5,156)                 66,578
 Amounts due to affiliates. . . . . . . . . . . . . . . . . .             (22,108)                (47,918)
 Unearned rents . . . . . . . . . . . . . . . . . . . . . . .             (76,213)                (52,704)
 Accrued real estate taxes. . . . . . . . . . . . . . . . . .             476,605                  25,868
Tenantt security deposits . . . . . . . . . . . . . . . . . .              (6,079)                    816
                                                                      ------------           ------------
     Net cash provided by operating activities. . . . . . . .           2,928,277               3,459,391
                                                                      ------------           ------------
Cash flows from investing activities:
  Net sales and maturities (purchases)
    of short-term investments . . . . . . . . . . . . . . . .             931,575              (2,227,628)
  Additions to investment properties. . . . . . . . . . . . .            (228,479)               (122,347)
  Partnership's distributions from
   unconsolidated ventures. . . . . . . . . . . . . . . . . .             575,500              1,206,806
  Payment of deferred expenses. . . . . . . . . . . . . . . .             (16,207)               (32,378)
                                                                      ------------            -----------


                                        CARLYLE INCOME PLUS, LTD.
                                         (A LIMITED PARTNERSHIP)

                                  STATEMENTS OF CASH FLOWS - CONCLUDED


                                                                   1995                  1994
                                                               -----------           -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . . . . .        1,262,389            (1,175,547)
                                                               -----------           -----------

Cash flows from financing activities:
  Distributions to limited partners . . . . . . . . . . .       (3,108,282)           (2,664,243)
  Distributions to general partners . . . . . . . . . . .         (163,594)             (140,223)
                                                               -----------           -----------


          Net cash used in financing activities . . . . .       (3,271,876)           (2,804,466)
                                                               -----------           -----------

          Net increase (decrease) in cash and
            cash equivalents. . . . . . . . . . . . . . .    $     918,790              (520,622)

          Cash and cash equivalents,
            beginning of year . . . . . . . . . . . . . .        3,185,145               745,394
                                                               -----------           -----------
          Cash and cash equivalents, end of period. . . .    $   4,103,935               224,772
                                                               ===========           ===========
Supplemental disclosure of cash flow information:
   Cash paid for mortgage and other interest. . . . . . .    $       --                    --
                                                               ===========           ===========

   Non-cash investing and financing activities. . . . . .    $       --                    --
                                                               ===========           ===========




                             See accompanying notes to financial statements.

                     CARLYLE INCOME PLUS, LTD.
                       (A LIMITED PARTNERSHIP)

                    NOTES TO FINANCIAL STATEMENTS

                     September 30, 1995 AND 1994

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

    The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the nine months ended September 30:






















                                        CARLYLE INCOME PLUS, LTD.
                                         (A LIMITED PARTNERSHIP)

                                NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                                             1995                           1994
                                                 --------------------------      ------------------------
                                                 GAAP BASIS       TAX BASIS    GAAP BASIS       TAX BASIS
                                                -----------       ---------    ----------       ---------
Net earnings (loss) . . . . . . . .         $  (12,807,928)       2,455,548       214,183       2,527,537
Net earnings (loss) per
 limited partnership
 interest . . . . . . . . . . . . . .       $      (137.01)           26.27          2.29           27.04
                                                ===========       =========    ==========       =========


    The net earnings (loss) per limited partnership interest
("Interest") is based upon the number of Interests outstanding at the end of each period (88,808.058).

    At September 30, 1994, the CIP/Ashby Partners joint venture had substantially completed a significant (approximately $3,400,000) renovation project. At such time, the venture assessed its recoverable value against its revised carrying costs and revised estimated holding period. Based on these assessments and due to the uncertainty relating to CIP/Ashby Partners joint venture's ability to recover the net carrying value of the Ashby at McLean Apartments investment property through future operations or sale, the CIP/Ashby Partners joint venture, as a matter of prudent accounting practice and for financial reporting purposes, recorded a provision for value impairment at September 30, 1994 in the amount of $7,572,479 (of which the Partnership's share was $2,347,468). Such provision was recorded to reduce the net basis of the investment property to its then estimated recoverable value.

    In response to the uncertainty relating to the JMB Landings Associates joint venture's ability to recover the net carrying value of The Landings Shopping Center investment property through future operations or sale, as the joint venture has shortened its intended holding period for this investment to not later than 1999, the JMB/Landings Associates joint venture, as a matter of prudent accounting practice and for financial reporting purposes, has recorded a provision for value impairment at September 30, 1995 in the amount of $3,500,000 (of which the Partnership's share was $1,750,000). Such provision was recorded to reduce the net basis of the investment property to its then estimated recoverable value.

    In response to the uncertainty relating to the Partnership's ability to recover the net carrying value of the Carson and Costa Mesa Industrial Parks, the Rancho Franciscan Apartments, and the Sunrise Town Center investment properties through future operations or sale, as the Partnership has shortened its intended holding period for these investments to not later than 1999, the Partnership, as a matter of prudent accounting practice and for financial reporting purposes, has recorded provisions for value impairment at September 30, 1995 of $4,300,000, $3,400,000, $1,400,000, and $4,300,000,
respectively, for these properties. Such provisions, totaling $13,400,000, were recorded to reduce the net basis of the investment properties to their then estimated recoverable values.









                      CARLYLE INCOME PLUS, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

    Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings.
In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($4,084,439 at September 30, 1995 and $3,166,098 at December 31, 1994) as cash equivalents, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

(2) INVESTMENT PROPERTIES

    The Partnership has acquired, either directly or through joint ventures, interests in three shopping centers, two industrial parks and two apartment buildings, all of which are operating at September 30, 1995. The cost of the investment properties represents the total cost to the Partnership, including certain acquisition costs.

    The Partnership, for financial reporting purposes, has recorded provisions for value impairment at September 30, 1995 aggregating $13,400,000 for certain of these properties.
Reference is made to note 1.

(3) VENTURE AGREEMENTS

    (a)  General

    The Partnership is a party to two joint venture agreements at September 30, 1995. The Partnership has acquired, through these ventures, a shopping center and an apartment building. Pursuant to such agreements, the Partnership made initial capital contributions totaling approximately $15,400,000 (before legal and other acquisition costs). Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

    (b)  JMB/Landings

    In August 1988, the Partnership, through JMB/Landings, a joint venture partnership with Carlyle Income Plus, L.P.-II
("CIP-II"), another partnership sponsored by the General



                       CARLYLE INCOME PLUS, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED

Partners of the Partnership, acquired a 50% interest in a shopping center located in Sarasota, Florida and known as
The  Landings  Shopping  Center.   The  Partnership  contributed
$6,550,000 to JMB/Landings for its 50% interest. The terms of the JMB/Landings partnership agreement provide generally that annual cash flow, sale proceeds and tax items will be distributed or allocated based on the capital contributions made by each partner. Distributions and allocations to date have been made (and any obligations to make additional capital contributions will be made) 50% to the Partnership.

    The JMB/Landings Associates joint venture, for financial reporting purposes, has recorded a provision for value impairment at September 30, 1995 in the amount of $3,500,000 (of which the Partnership's share was $1,750,000). Reference is made to note 1.

    An affiliate of the General Partners of the Partnership manages the property for a fee equal to 4% of the property's gross receipts. Such property management fees for the nine months ended September 30, 1995 and 1994 aggregated $34,354 and $34,366, respectively.

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


                      CARLYLE INCOME PLUS, LTD.
                       (A LIMITED PARTNERSHIP)

              NOTES TO FINANCIAL STATEMENTS - CONTINUED


    The CIP/Ashby Partners joint venture, as a matter of prudent accounting practice and for financial reporting purposes, recorded a provision for value impairment at September 30, 1994 in the amount of $7,572,479 (of which the Partnership's share was $2,347,468). Reference is made to note 1.

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























                                        CARLYLE INCOME PLUS, LTD.
                                         (A LIMITED PARTNERSHIP)

                                NOTES TO FINANCIAL STATEMENTS - CONTINUED

(5) TRANSACTIONS WITH AFFILIATES

    Fees, commissions and other expenses required to be paid by the Partnership to the General
Partners and their affiliates as of September 30, 1995, and for the nine months ended September
30, 1995 and 1994, are as follows:


                                                                                      Unpaid at
                                                                                    September 30,
                                             1995               1994                    1995
                                           --------          ----------             --------------
Property management and
 leasing fees . . . . . . . . . . .       $  70,029             161,036                      4,464
Insurance commissions . . . . . . .          15,604              14,347                        --
Reimbursement (at cost)
 for out-of-pocket
 expenses . . . . . . . . . . . . .           3,073               2,336                      1,006
Reimbursement (at cost) for
 administrative, accounting
 and legal services . . . . . . . .         136,339              37,421                      3,087
                                          ---------           ---------              -------------
                                          $ 225,045             215,140                      8,557
                                          =========           =========              =============

    All amounts payable to the General Partners and their affiliates do not bear interest and were paid subsequent to September 30, 1995.

    The Corporate General Partner of the Partnership has determined to use independent third parties to perform certain administrative services beginning in the fourth quarter of 1995.  Use of such third parties is not expected to have a material effect on the operations of the
Partnership.


                                        CARLYLE INCOME PLUS, LTD.
                                         (A LIMITED PARTNERSHIP)

                                NOTES TO FINANCIAL STATEMENTS - CONCLUDED


(6) UNCONSOLIDATED VENTURES - SUMMARY INFORMATION

    Summary income statement information for JMB/Landings and CIP/Ashby (see notes 3(b) and 3(c), respectively) for the nine months ended September 30, 1995 and 1994 is as follows:


                                                 1995                 1994
                                              ----------           ----------
      Total income. . . . . . . . . .     $    3,435,362            3,342,906
                                              ==========           ==========

      Operating loss. . . . . . . . .     $  (2,264,551)           (6,466,651)
                                              ==========           ==========

      Partnership's share of
       loss . . . . . . . . . . . . .     $  (1,289,547)           (1,933,338)
                                              ==========           ==========







(7) ADJUSTMENTS

    In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994.






PART I.     FINANCIAL INFORMATION

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    All references to "Notes" are to Notes to Financial
Statements contained in this report.

    The Partnership has invested in income-producing real properties, primarily existing commercial properties. The Partnership invested in such real estate on an unleveraged all-cash acquisition basis. In future periods, the General Partners do not intend to incur any indebtedness secured by a mortgage or otherwise unless it is determined by the General Partners that it is in the best interests of the Holders of Interests to incur such indebtedness. Subject to such determination, if Partnership reserves prove to be insufficient, the Partnership may consider obtaining unsecured interim bank lines of credit to fund certain significant repair or replacement expenditures of the Partnership's investment properties. At September 30, 1995, the Partnership had cash and cash equivalents of approximately $4,104,000. Such funds are available for leasing costs, for distributions to the partners and for working capital requirements. The Partnership has currently budgeted approximately $370,000 in 1995 for tenant improvements and other capital expenditures. The Partnership's share of similar items for its unconsolidated ventures in 1995 is currently budgeted to be approximately $50,000. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The source of capital for such items and for both short-term and long-term future liquidity and distributions is expected to be from net cash generated by the Partnership's investment properties and from the sales of such investments.
In such regard, reference is made to the Partnership's property specific discussions below.

    In response to the uncertainty relating to the Partnership's ability to recover the net carrying value of the Carson and Costa Mesa Industrial Parks, the Rancho Franciscan Apartments, and the Sunrise Town Center investment properties through future operations or sale, as the Partnership has shortened its intended holding period for these investment to not later than 1999, the Partnership, as a matter of prudent accounting practice and for financial reporting purposes, has recorded provisions for value impairment at September 30, 1995 of $4,300,000, $3,400,000. $1,400,000 and $4,300,000, respectively, for these properties. Such provisions, totaling $13,400,000, were recorded to reduce the net basis of the investment properties to their estimated recoverable values.

     At September 30, 1994, the CIP/Ashby Partners joint venture had substantially completed a significant (approximately $3,400,000) renovation project. At such time, the venture assessed its recoverable value against its revised carrying costs and revised estimated holding period. Based on these assessments and due to the uncertainty relating to CIP/Ashby Partners joint venture's ability to recover the net carrying value of the Ashby at McLean Apartments investment property through future operations or sale, the CIP/Ashby Partners joint venture, as a matter of prudent accounting practice and for financial reporting purposes, recorded a provision for value impairment as of September 30, 1994 in the amount of $7,572,479 (of which the Partnership's share was $2,347,468). Such provision was recorded to reduce the net basis of the investment property to its then estimated recoverable value. Additionally, two apartment complexes (one to contain 624 units, the other 600 units) are being developed in the submarket. These new properties are expected to compete directly with The Ashby upon their completion in the latter part of 1996, which could adversely affect future cash flow.

    At the Landing's Shopping Center, the Partnership negotiated a three year lease renewal with a tenant occupying 9,211 square feet ( approximately 10%) of the leasable space at the property and whose prior lease expired May 31, 1995. Occupancy at the property decreased to 88% at September 30, 1995, from 91% at June 30, 1995, primarily as a result of the vacating by a tenant occupying approximately 2,200 square feet. However, the Partnership has negotiated a five-year lease with a tenant which will occupy 6,167 square feet (approximately 6.5%) of the leasable space at the property. In response to the uncertainty relating to the JMB/Landings Associates joint venture's ability to recover the net carrying value of The Landings Shopping Center investment property through future operations or sale, as the joint venture has shortened its intended holding period for this investment to not later than 1999, the JMB/Landings Associates joint venture, as a matter of prudent accounting practice and for financial reporting purposes, has recorded a provision for value impairment at September 30, 1995 in the amount of $3,500,000 ( of which the Partnership's share was $1,750,000). Such provision was recorded to reduce the net basis of the investment property to its then estimated recoverable value.

    A significant tenant (which comprised 5% of the Partnership's leasable space at the Sunrise Town Center) had notified the Partnership that it intended to vacate upon the expiration of its lease in July 1994. Such tenant was terminated by the Partnership in January 1994 to accommodate a replacement tenant which occupies 3.5% of the Partnership's leasable space at the property and whose lease expires June 30, 1999. Occupancy at the property decreased to 90% at September 30, 1995, from 95% at June 30, 1995, as a result of the vacating by tenants occupying approximately 6,300 square feet.

    At the Carson Industrial Park, current tenant leases representing approximately 22% and 35% of the property's leasable space are due to expire in 1995 and 1996, respectively. The Partnership is currently holding discussions regarding renewal options with two major tenants, one occupying approximately 40,000 square feet (approximately 20%) of the property's leasable space and whose current lease is to expire November 30, 1995, the other tenant occupying approximately 32,000 square feet (approximately 16%) of the property's leasable space and whose current lease is to expire in early January, 1996. Not all of these leases scheduled to expire in 1995 and 1996 are expected to renew.

    At the Costa Mesa Industrial Park, one tenant (occupying approximately 33% of the leasable space at the property) renewed its current lease, which was to expire June 30, 1995, through December 31, 1997. Another tenant (occupying approximately 16% of the leasable space at the property) renewed its current lease, which was to expire June 30, 1995, through March 31, 1998. The property remains 100% occupied at September 30, 1995. In addition, a tenant occupying approximately 21% of the leasable space at the property has renewed its current lease, which expired July 31, 1995, through July 31, 1998. Tenant leases representing approximately 63% and 37% of the property's leasable space are due to expire in 1997 and 1998, respectively. There can be no assurance these tenant leases will be renewed. In addition, a tenant occupying approximately 30% of the property's leasable space, whose lease expires June 30, 1997, is currently undergoing Chapter 11 reorganization. As of April 30, 1995, this tenant was current in its stipulated 1995 monthly lease obligations, which included payments of 1994 arrearages, interest and fees, totaling approximately $52,000. The Partnership did not receive any payments in either May or June, 1995. In July 1995, the Partnership and the tenant executed a modification agreement which provides for monthly lease payments and arrearage payments, including interest and fees, commencing July 1995 through June 1996. The Partnership received the initial payment (which was due July 21, 1995) under this modification agreement. However, as of the date of this report, the Partnership has received only a partial payment which was due in August 1995 and no scheduled payments thereafter. Consequently, the Partnership is currently holding discussions with a potential replacement tenant.

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

    The Partnership is carefully scrutinizing the appropriateness of any discretionary expenditures, particularly in relation to the amount of working capital it has available. By conserving working capital, the Partnership will be in a better position to meet future needs of its properties. In an effort to reduce Partnership operating expenses, the Partnership has elected to make semiannual rather than quarterly distributions of operating cash flow beginning in November 1995. After reviewing the Partnership's properties and their competitive marketplace, the General Partners of the Partnership expect to be able to liquidate these assets as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the properties are sold in the nearer term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

    The increase in cash and cash equivalents and the decrease in short-term investments at September 30, 1995 as compared to December 31, 1994 is due primarily to all of the Partnership's investments in U.S. Government obligations being classified as cash and cash equivalents at September 30, 1995 and a portion of the Partnership's investments in U.S. Government obligations being classified as short-term investments at December 31, 1994. Reference is made to Note 1.

    The increase in rents and other receivables (net of allowance for doubtful accounts) at September 30, 1995 as compared to December 31, 1994 is attributable primarily to an increase in real estate tax recoveries due from tenants at the Riverview Plaza Shopping Center at September 30, 1995, as a result of the timing of the property's real estate tax payments and the timing of related tenants' payments of such recoveries. An additional increase in rents and other receivables at September 30, 1995 as compared to December 31, 1994 is attributable primarily to the timing of collections of base rents and real estate tax recoveries due from tenants at the Sunrise Town Center.

    The increase in prepaid expenses at September 30, 1995 as compared to December 31, 1994 is attributable primarily to the terms of the property insurance premiums (which cover the period June 1995 through May 1996) at the Partnership's investment properties.

    The decrease in investment properties, at cost at September
30, 1995 as compared to December 31, 1994 is attributable primarily to the Partnership's recording of provisions for value impairment totaling $13,400,000 at September 30, 1995 for certain of the Partnership's investment properties. Reference is made to Notes 1 and 2.

    The decrease in investments in unconsolidated ventures, at equity at September 30, 1995 as compared to December 31, 1994 is attributable primarily to the JMB/Landings Associates joint venture's recording of a provision for value impairment of $3,500,000 at September 30, 1995 for the Landings Shopping Center. Reference is made to Notes 1 and 3(b).

    The decrease in amounts due to affiliates at September 30, 1995 as compared to December 31, 1994 is attributable primarily to the payment in 1995 of certain previously unpaid 1994 reimbursable costs.

    The decrease in unearned rents at September 30, 1995 as compared to December 31, 1994 is attributable primarily to the timing of rental collections at the Riverview Plaza Shopping
Center and the Sunrise Town Center.

    The increase in accrued real estate taxes at September 30, 1995 as compared to December 31, 1994 is attributable primarily to an increase in accrued real estate taxes (from twelve months to fifteen months) at the Riverview Plaza Shopping Center at September 30, 1995, due to the late mailing and the extended payment date granted by the taxing authority for the payment of the second installment of the 1994 real estate taxes for the property. An additional increase in accrued real estate taxes at September 30, 1995 as compared to December 31, 1994 is attributable primarily to the 1995 real estate tax accrual for three months at the Carson and Costa Mesa Industrial Parks and the Rancho Franciscan Apartments and for nine months at the Sunrise Town Center at September 30, 1995. Such accruals are due to the real estate tax payment due dates in the jurisdiction in which these properties operate.

    The decrease in rental income for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 is attributable primarily to (i) a $50,000 lease termination fee collected from a tenant at the Sunrise Town Center in February 1994 in order to accommodate a replacement tenant, as discussed above and (ii) a decrease in average occupancy and corresponding rental income at the Riverview Plaza Shopping Center in 1995.

    The increases in interest income for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 are due to an increase in interest earned on the Partnership's short-term investments in 1995 as a result of the Partnership having larger average invested balances in its short-term investments in 1995. Reference is made to Note 1.

    The increases in property operating expenses for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 are due primarily to an increase in provision for doubtful accounts at the Sunrise Town Center in 1995.

    The increases in general and administrative expenses for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 are attributable primarily to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates. Reference is made to Note 5.

    Provisions for value impairment totaling $13,400,000 were recorded for the three and nine months ended September 30, 1995 due to the uncertainty relating to the Partnership's ability to recover the net carrying values of certain of the Partnership's investment properties. Reference is made to Notes 1 and 2.

    Partnership's share of operations of unconsolidated ventures for the three and nine months ended September 30, 1995 contain the Partnership's share ($1,750,000) of the provision for value impairment recorded by JMB/Landings. Reference is made to Notes 1 and 3(b). Partnership's share of operations of unconsolidated ventures for the three and nine months ended September 30, 1994 contain the Partnership's share ($2,347,468) of the provision for value impairment recorded by CIP/Ashby in 1994. An additional increase in Partnership's share of operations of unconsolidated ventures for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is attributable to an increase in the Partnership's share of operations of CIP/Ashby (which resulted primarily from reduced depreciation expense at the Ashby at McLean Apartments in 1995 as a result of the provision for value impairment recorded at September 30, 1994, as discussed in Notes 1 and 3(c)).




































PART II.  OTHER INFORMATION
 ITEM 5.  OTHER INFORMATION

                                                OCCUPANCY

    The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties:


                                                         1994                          1995
                                             ------------------------        ------------------------
                                              at     at     at     at        at     at     at      at
                                             ------------------------        ------------------------
                                            3/31   6/30   9/30  12/31      3/31   6/30   9/30   12/31
                                            ----   ----   ----   ----      ----   ----   ----    ----
1. Riverview Plaza
    Shopping Center
   Chicago, Illinois. . . . . . . . . .      99%    99%    97%    97%       97%    97%    97%

2. The Landings
    Shopping Center
    Sarasota, Florida . . . . . . . . .      90%    87%    91%    92%       93%    91%    88%

3. Carson Industrial Park
   Carson, California . . . . . . . . .      91%    91%    91%    91%       94%    94%    91%

4. Costa Mesa Industrial Park
   Costa Mesa, California . . . . . . .     100%   100%   100%   100%      100%   100%   100%

5. Rancho Franciscan
    Apartments
    Santa Barbara, California . . . . .      98%    98%    99%    98%       97%    95%    96%

6. Sunrise Town Center
   Sunrise, Florida . . . . . . . . . .      90%    93%    93%    92%       91%    95%    90%

7. The Ashby at McLean
   McLean, Virginia . . . . . . . . . .      98%    97%    97%    96%       97%    97%    98%




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


                    CARLYLE INCOME PLUS, LTD.

                    BY:     JMB Realty Corporation
                            (Corporate General Partner)





                    By:     Gailen J. Hull, Senior Vice President
                    Date:   November 9, 1995

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            Gailen J. Hull,
                            Principal Accounting Officer
                    Date:   November 9, 1995