Form 10-Q/A
period 1995-09-30
CARLYLE INCOME PLUS LTD
filed 1995-11-20
CIK 792978

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:Carlyle Income Plus, Ltd.
Commission File No. 000-16975
Form 10-Q

Gentlemen:

Transmitted, for the above-mentioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q/A for the quarter ended September 30, 1995.


Thank you.

Very truly yours,

CARLYLE INCOME PLUS, LTD.

By:JMB Realty Corporation
Corporate General Partner


By:-------------------------------
Gailen J. Hull
Senior Vice President and
Principal Accounting Officer

GJH:et
Enclosures

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q/A


                             AMENDMENT NO. 1

            Filed Pursuant to Section 12, 13, or 15(d) of the
                   the Securities Exchange Act of 1934


                        CARLYLE INCOME PLUS, LTD.
         (Exact name of registrant as specified in its charter)



     Commission File number              IRS Employer Identification
   No.
            000-16975                              36-3439532


     The undersigned registrant hereby amends the following sections of its Report for September 30, 1995 on Form 10-Q as set forth in the pages attached hereto:

     Item 1.  Financial Information.  Pages 3 through 17

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.  Pages 18
              through 23

     Pursuant to the requirements of the Securities Exchanges Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   CARLYLE INCOME PLUS, LTD.

                   By:   JMB Realty Corporation
                         (Corporate General Partner)



                         By:   Gailen J. Hull, Senior Vice President
                               Principal Accounting Officer

Dated:  November 20, 1995

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

    Earlier in the year, the Partnership negotiated a three-year lease renewal (through May 31, 1998) with a tenant occupying 9,211 square feet (approximately 10%) of the owned leasable space at the Landings Shopping Center . In July 1995, this tenant's parent company filed for Chapter 11 bankruptcy protection. As of the date of this report, this tenant is approximately $40,000 in arrears with respect to its lease obligations. The Partnership is currently negotiating a possible restructuring of this tenant's lease. Additionally, the Partnership is pursuing potential replacement tenants for this space. Occupancy at the property decreased to 88% at September 30, 1995, from 91% at June 30, 1995, primarily as a result of the vacating by a tenant occupying approximately 2,200 square feet. However, the Partnership has negotiated a five-year lease with a tenant which will occupy 6,167 square feet (approximately 6.5%) of the leasable space at the property. The JMB/Landings Associates joint venture, for financial reporting purposes, has recorded a provision for value impairment at September 30, 1995 in the amount of $3,500,000 (of which the Partnership's share was $1,750,000). Reference is made to note
1. An affiliate of the General Partners of the Partnership manages the property for a fee equal to 4% of the property's gross receipts. Such property management fees for the nine months ended September 30, 1995 and 1994 aggregated $34,354 and $34,366, respectively.

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

    Earlier in the year, the Partnership negotiated a three-year lease renewal (through May 31, 1998) with a tenant occupying 9,211 square feet (approximately 10%) of the owned leasable space at the Landings Shopping Center. In July 1995, this tenant's parent company filed for Chapter 11 bankruptcy protection. As of the date of this report, this tenant is approximately $40,000 in arrears with respect to its lease obligations. The Partnership is currently negotiating a possible restructuring of this tenant's lease. Additionally, the Partnership is pursuing potential replacement tenants for this space. Occupancy at the property decreased to 88% at September 30, 1995, from 91% at June 30, 1995, primarily as a result of the vacating by a tenant occupying approximately 2,200 square feet. However, the Partnership has negotiated a five-year lease with a tenant which will occupy 6,167 square feet (approximately 6.5%) of the leasable space at the property. In response to the uncertainty relating to the JMB/Landings Associates joint venture's ability to recover the net carrying value of The Landings Shopping Center investment property through future operations or sale, as the joint venture has shortened its intended holding period for this investment to not later than 1999, the JMB/Landings Associates joint venture, as a matter of prudent accounting practice and for financial reporting purposes, has recorded a provision for value impairment at September 30, 1995 in the amount of $3,500,000
(of which the Partnership's share was $1,750,000). Such provision was recorded to reduce the net basis of the investment property to its then estimated recoverable value.

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

RESULTS OF OPERATIONS

    The increase in cash and cash equivalents and the decrease in short-term investments at September 30, 1995 as compared to December 31, 1994 is due primarily to all of the Partnership's investments in U.S. Government obligations being classified as cash and cash equivalents at September 30, 1995 and only a portion of the Partnership's investments in U.S. Government obligations being classified as short-term investments at December 31, 1994. Reference is made to Note 1.

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