Form 10-K
period 1995-12-31
CARLYLE INCOME PLUS LTD
filed 1996-03-29
CIK 792978

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:  CARLYLE INCOME PLUS, LTD.
     Commission File No.  000-16975
     Form 10-K

Gentlemen:

Transmitted, for the above-captioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-K for the year ended December 31, 1995.

Thank you.

Very truly yours,

CARLYLE INCOME PLUS, LTD.

By:  JMB Realty Corporation
     Corporate General Partner

     By: _____________________________________
          Gailen J. Hull, Senior Vice President
          and Principal Accounting Officer
GJH/et
Enclosures

              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934


FOR THE FISCAL YEAR                     COMMISSION FILE
ENDED DECEMBER 31, 1995                NUMBER 000-16975

                   CARLYLE INCOME PLUS, LTD.
    (Exact name of registrant as specified in its charter)

       Illinois                      36-3439532
 (State of organization)   (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois            60611
(Address of principal executive office)          (Zip Code)

Registrant's telephone number, including area code  312-915-1987

Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
Title of each class                          which registered
-------------------                        ----------------------
        None                                         None

Securities registered pursuant to Section 12(g) of the Act:

                 LIMITED PARTNERSHIP INTERESTS
                       (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No      .
                                        -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.
Documents incorporated by reference:  None

                                  TABLE OF CONTENTS
                                                           Page


PART I

Item  1.     Business . . . . . .  . . . . . . . . . . .      1

Item  2.     Properties. . . . . . . . . . . . . . . . .      4

Item  3.     Legal Proceedings . . . . . . . . . . . . .      6

Item  4.     Submission of Matters to a Vote of Security
             Holders. . . . .  . . . . . . . . . . . . .      6


PART II

Item  5.     Market for the Partnership's Limited
             Partnership Interests and Related Security
             Holder Matters  . . . . . . . . . . . . . .      6

Item  6.     Selected Financial Data . . . . . . . . . .      7

Item  7.     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations  . . . . . . . . . . . . . . . .     14

Item  8.     Financial Statements and Supplementary
             Data  . . . . . . . . . . . . . . . . . . .     21

Item  9.     Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure  . .     49


PART III

Item  10.    Directors and Executive Officers of the
             Partnership . . . . . . . . . . . . . . . .     49

Item  11.    Executive Compensation. . . . . . . . . . .     54

Item  12.    Security Ownership of Certain Beneficial
             Owners and Management . . . . . . . . . . .     55

Item  13.    Certain Relationships and Related
             Transactions  . . . . . . . . . . . . . . .     56


PART IV

Item  14.    Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K . . . . . . . . . . . .     57


SIGNATURES  . . . . . . . . . . .  . . . . . . . . . . .     59

                               i
                                                         PART I


ITEM  1.  BUSINESS

    All references to "Notes" are to Notes to Financial
Statements contained in this annual report.

    The registrant, Carlyle Income Plus, Ltd. (the "Partnership"), is a limited partnership formed in April 1986 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in income-producing real estate, primarily existing commercial properties. The Partnership invested in such real estate on an unleveraged all-cash acquisition basis. On December 8, 1986, the Partnership commenced an offering to the public of $250,000,000 in Limited Partnership interests ("Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (No. 000-16975). A total of 88,803.058 Interests were sold to the public at $1,000 per Interest (fractional interests are due to a Distribution Reinvestment Program). The holders of 63,624.64 Interests were admitted to the Partnership in 1987 and the holders of 25,178.418 Interests were admitted to the Partnership in 1988. The offering closed on April 30, 1988. No holder of Interests (hereinafter, a "Limited Partner") has made any additional capital contribution after such date. The Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

    The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title and/or through joint venture partnership interests. The Partnership's real property investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than October 31, 2036. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the marketplaces in which the portfolio operates and real estate markets in general are in a recovery mode. Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs not later than December 31, 1999 (sooner if the properties are sold in the nearer term), barring any unforeseen economic developments. (Reference is also made to Note 1.)

    The Partnership has made the real property investments set forth in the following table:


                                                          ORIGINAL
                                                          INVESTED
NAME, TYPE OF PROPERTY                      DATE OF        CAPITAL
   AND LOCATION (c)            SIZE        PURCHASE    PERCENTAGE (a)     TYPE OF OWNERSHIP
-----------------------        ----        --------   ----------------    -----------------
 1. Riverview Plaza
     Shopping Center
     Chicago,
     Illinois. . . .       139,000 sq.ft    8/11/87          20%       fee ownership of land and
                               n.r.a                                   improvements (d)
 2. The Landings
     Shopping Center
     Sarasota,
     Florida . . . .       94,000 sq.ft.    8/16/88           9%       fee ownership of land and
                              n.r.a.                                   improvements (through
                                                                       joint venture partnership)
                                                                       (b)
 3. Carson Industrial
     Park
     Carson,
     California. . .      206,000 sq.ft.   11/01/88          15%       fee ownership of land and
                              g.l.a.                                   improvements
 4. Costa Mesa Industrial
     Park
     Costa Mesa,
     California. . .       107,000 sq.ft   11/01/88          10%       fee ownership of land and
                              g.l.a.                                   improvements
 5. Rancho Franciscan
     Apartments
     Santa Barbara,
     California. . .         111 units     12/28/88          14%       fee ownership of land
                                                                       and improvements
 6. Sunrise Town Center
     Sunrise,
     Florida . . . .      128,000 sq. ft.  10/12/89          20%       fee ownership of land and
                              n.r.a.                                   improvements (d)




                                               2
                                                          ORIGINAL
                                                          INVESTED
NAME, TYPE OF PROPERTY                    DATE OF          CAPITAL
   AND LOCATION (c)            SIZE       PURCHASE     PERCENTAGE (a)     TYPE OF OWNERSHIP
-----------------------        ----       --------    ----------------    -----------------
 7. The Ashby at McLean
     Apartments
     McLean,
     Virginia. . . .         250 units    2/28/90            12%       fee ownership of land and
                                                                       improvements (through
                                                                       joint venture partner-
                                                                       ship) (b)

----------------
  (a)  The computation of this percentage for properties held at December 31, 1995 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

  (b)  Reference is made to Note 3 for a description of the joint venture partnership through which the Partnership has made this real property investment.

  (c)  Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning real estate taxes and depreciation.

  (d)  Reference is made to Item 6 - Selected Financial Data for additional operational and lease expiration data concerning this investment property.
















    The Partnership's real property investments are subject to competition from similar types of properties (including, in certain areas, properties owned or advised by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and the competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances, and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1995 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

    Reference is made to Note 6 for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1995.


    The Partnership has no employees other than personnel performing on-site duties at certain of the Partnership's properties, none of whom are officers or directors of the Corporate General Partner of the Partnership.

    The terms of transactions between the Partnership, the General Partners of the Partnership and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.

ITEM 2.  PROPERTIES

    The Partnership owns directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of such properties.

    The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1995 and 1994 for the Partnership's investment properties owned during 1995:





                                                               1994               1995
                                                     -------------------- --------------------
                                                       at    at   at   at   at  at    at    at
                                                     -------------------- --------------------
                               PRINCIPAL BUSINESS    3/31  6/30 9/3012/31 3/316/30  9/30 12/31
                               ------------------    ----  ---- ---- ---- --------  ----  ----
1. Riverview Plaza
    Shopping Center
    Chicago,
    Illinois . . . . . .       Retail                 99%   99%  97%  97%  97% 97%   97%   99%

2. The Landings
    Shopping Center
    Sarasota,
    Florida. . . . . . .       Retail                 90%   87%  91%  92%  93% 91%   88%   95%

3. Carson Industrial Park
    Carson,                    Light Industrial/
    California . . . . .       Retail/Distrib.        91%   91%  91%  91%  94% 94%   91%   94%

4. Costa Mesa,
    Industrial Park
    Costa Mesa                 Light Industrial/
    California . . . . .       Research & Develop.   100%  100% 100% 100% 100%100%  100%  100%

5. Rancho Franciscan
    Apartments
    Santa Barbara,
    California . . . . .       Apartments             98%   98%  99%  98%  97% 95%   96%   97%

6. Sunrise Town Center
    Sunrise, Florida . .       Retail                 90%   93%  93%  92%  91% 95%   90%   85%

7. The Ashby at
    McLean Apartments
    McLean, Virginia . .       Apartments             98%   97%  97%  96%  97% 97%   98%   96%

---------------
  Reference is made to Item 6, Item 7 and Note 6 for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

ITEM 3.  LEGAL PROCEEDINGS

   The Partnership is not subject to any pending material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during 1994 and 1995.

                            PART II

ITEM  5. Market for the Partnership's Limited Partnership
         Interests and Related Security Holder Matters

   As of December 31, 1995, there were 9,143 record holders of Interests of the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirements that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee.
Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

   Reference is made to Item 6 for a discussion of cash distributions to Limited Partners.

ITEM  6.  SELECTED FINANCIAL DATA

                                   CARLYLE INCOME PLUS, LTD.
                                    (A LIMITED PARTNERSHIP)

                   YEARS ENDED DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991
                         (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                           1995          1994        1993         1992        1991
                        ----------     -------      -------     -------     --------


Total income . . . . .$  6,567,890   6,923,129     6,969,179   6,695,023    7,056,776
                        ==========  ==========     =========   =========    =========

Operating earnings
 (loss). . . . . . . .$(11,108,745)  2,870,043     2,746,556   2,556,971    2,581,599

Partnership's share of
 operations of
  unconsolidated
   ventures. . . . . .  (1,165,684) (1,795,473)      502,781     462,840      400,299
                        ----------  ----------     ---------   ---------   ----------
Net earnings (loss). . $(12,274,429) 1,074,570     3,249,337   3,019,811    2,981,898
                        ==========  ==========     =========   =========   ==========
Net earnings (loss) per
  Interest (b) . . .  $    (131.30)      11.49         34.76       32.30        31.90
                        ==========  ==========     =========   =========   ==========

Total assets . . . . .$ 49,567,471  67,048,436    69,698,572  70,202,190   72,494,682
                        ==========  ==========     =========  ==========   ==========
Cash distributions
  per Interest (c) . .$      55.00       40.00         40.00       55.00        55.00
                        ==========  ==========     =========  ==========   ==========

----------------
    (a)  The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.


    (b) The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of the period (88,808.058).

    (c) Cash distributions from the Partnership are generally not equal to Partnership income(loss) for financial reporting or Federal income tax purposes. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income
(loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.

Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.


































SIGNIFICANT PROPERTIES - SELECTED RENTAL AND OPERATING DATA AT DECEMBER 31, 1995


PROPERTY
--------
Riverview       a)   The net rentable area ("NRA") occupancy rate and average base rent per square
Plaza Shopping       foot as of December 31 for each of the last five years were as follows:
Center

                                                  NRA                    AVG. BASE RENT PER
                     DECEMBER 31,          OCCUPANCY RATE                  SQUARE FOOT (1)
                     ------------         -------------------            ------------------

                     1991. . . . . . .                99%                           9.56
                     1992. . . . . . .               100%                           9.67
                     1993. . . . . . .                99%                           9.48
                     1994. . . . . . .                97%                           9.78
                     1995. . . . . . .                99%                           9.33

                ---------------


              (1) Average base rent per square foot is based on NRA occupied as of December 31 of each year.

                                                                      Scheduled
                                                                        Lease        Lease
                                        Square         Base Rent      Expiration    Renewal
             b)  Significant Tenants     Feet          Per Annum         Date        Option
                 -------------------   --------        ---------     -----------   ---------

                 Dominick's            50,094          $ 350,658     3/2006        None
                 (Grocery Store)


                                                                      Scheduled
                                                                        Lease        Lease
                                        Square         Base Rent      Expiration    Renewal
             b)  Significant Tenants     Feet          Per Annum         Date        Option
                 -------------------   --------        ---------     -----------   ---------


                 Toys "R" Us
                   (Discount Toys)     38,780          255,500       1/2007        Six 5-yr. terms
                                       (ground lease)

                 The Gap               12,933          171,400       1/1997        Two 5-yr. terms
                   (Clothing)

                 Walgreen's            12,000          102,600       3/2012        None
                   (Pharmacy)








                c)    The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Riverview Plaza Shopping
                      Center:

                                                                     Annualized       Percent of
                                    Number of    Approx. Total       Base Rent        Total 1995
                      Year Ending   Expiring     NRA of Expiring     of Expiring      Base Rent
                      December 31,  Leases (1)   Leases (1)          Leases           Expiring
                      ------------  ----------   ----------          ---------        -----------


                       1996            2           6,100               112,000            8.7
                       1997            4          18,300               255,000           19.8
                       1998           --            --                      --             --
                       1999           --            --                      --             --
                       2000            3           9,700               160,000           12.4
                       2001            2           4,600               115,000            8.9
                       2002           --            --                      --             --
                       2003           --            --                      --             --
                       2004           --            --                      --             --
                       2005           --            --                      --             --

                ----------------

            (1)  Excludes leases that expire in 1996 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1996.



PROPERTY
---------

Sunrise Town a) The net rentable area ("NRA") occupancy rate and average base rent per square foot
Center          as of December 31 for each of the last five years were as follows:



                                                   NRA                        AVG. BASE RENT PER
                 DECEMBER 31,               OCCUPANCY RATE                      SQUARE FOOT (1)
                 ------------               -------------------               -------------------
                 1991. . . . . .            91%                                  10.65
                 1992. . . . . .            93%                                  10.08
                 1993. . . . . .            95%                                   9.60
                 1994. . . . . .            92%                                   8.68
                 1995. . . . . .            85%                                   8.94

             ---------------
              (1)  Average base rent per square foot is based on NRA occupied as of December 31 of each year.

                                                                   Scheduled
                                                                     Lease        Lease
                                      Square         Base Rent     Expiration    Renewal
            b)  Significant Tenants    Feet          Per Annum         Date       Option
                ------------------    -------        ----------    -----------   ---------
                J Byrons              51,928         $ 259,640     6/2009        Six 5-year terms
                  (Department Store)  (Ground Lease)

                L. Luria & Son        24,115           206,665     3/2010        None
                  (Department Store)





                   c)    The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Sunrise Town Center:

                                                                     Annualized       Percent of
                                    Number of    Approx. Total       Base Rent        Total 1995
                      Year Ending   Expiring     NRA of Expiring     of Expiring      Base Rent
                      December 31,  Leases (1)   Leases (1)          Leases           Expiring
                      ------------  ----------   ----------          ---------        -----------



                       1996            2           2,000                36,000            3.7
                       1997            1           1,100                13,000            1.3
                       1998           --            --                    --              --
                       1999            8          23,400               345,000           35.5
                       2000            2           5,100                69,000            7.1
                       2001           --            --                    --              --
                       2002           --            --                    --              --
                       2003           --            --                    --              --
                       2004           --            --                    --              --
                       2005           --            --                    --

                ---------------

            (1) Excludes leases that expire in 1996 for which renewal leases or leases with replacement tenants have been executed as of March 25, 1996.




ITEM  7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

    On December 8, 1986, the Partnership commenced an offering of $250,000,000 of Limited Partnership Interests pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. A total of 88,803.058 Interests were sold to the public at $1,000 per Interest (fractional interests are due to a
Distribution Reinvestment Program).   The Holders of 63,624.64
Interests were admitted to the Partnership in 1987 and the Holders of 25,178.418 Interests were admitted to the Partnership in 1988. After deducting selling expenses and other offering costs, the Partnership had approximately $77,762,000 with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and to satisfy working capital requirements. Portions of the proceeds were utilized to acquire the properties described in Item 1 above.

    The Partnership has invested in income-producing real properties, primarily existing commercial properties. The Partnership invested in such real estate on an unleveraged all-cash acquisition basis. In future periods, the General Partners do not intend to incur any indebtedness secured by a mortgage or otherwise unless it is determined by the General Partners that it is in the best interests of the Holders of Interests to incur such indebtedness. Subject to such determination, if Partnership reserves prove to be insufficient, the Partnership may consider obtaining unsecured interim bank lines of credit to fund certain significant repair or replacement expenditures of the Partnership's investment properties. At December 31, 1995, the Partnership had cash and cash equivalents of approximately $2,778,000. Such funds are available for leasing costs, for distributions to the partners and for working capital requirements. The Partnership has currently budgeted approximately $470,000 in 1996 for tenant costs and improvements and other capital expenditures. The Partnership's share of similar items for its unconsolidated ventures in 1996 is currently budgeted to be approximately $210,000. Actual amounts expended in 1996 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other
market conditions over the course of the year.   The source of
capital for such items and for both short-term and long-term future liquidity and distributions is expected to be from net cash generated by the Partnership's investment properties and from the sales of such investments. In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6.

    In response to the uncertainty relating to the Partnership's ability to recover the net carrying value of the Carson and Costa Mesa Industrial Parks, the Rancho Franciscan Apartments, and the Sunrise Town Center investment properties through future operations or sale, as the Partnership has shortened its intended holding period for these investments to not later than 1999, the Partnership, as a matter of prudent accounting practice and for financial reporting purposes, has recorded provisions for value impairment during the third quarter of 1995 $4,300,000, $3,400,000, $1,400,000 and $4,300,000, respectively, for these properties. Such provisions, totaling $13,400,000, were recorded to reduce the net basis of the investment properties to their then estimated recoverable values.

    During 1995, the Partnership negotiated a three-year lease renewal (through May 31, 1998) with a tenant occupying 9,211 square feet (approximately 10%) of the owned leasable space at the Landings Shopping Center. In July 1995, this tenant's parent company filed for Chapter 11 bankruptcy protection. In January 1996, this tenant vacated its space, at which time it was approximately $27,000 in arrears with respect to its lease obligations. The Partnership is pursuing its legal remedies concerning these arrearages, however collection of all or any of these past-due amounts is doubtful. The Partnership is pursuing potential replacement tenants for this space. Occupancy at the property increased to 95% during 1995, up from 92% in the previous year. In addition, tenant leases representing approximately 10%, 22% and 25% of the leasable space at the property are scheduled to expire in 1996, 1997 and 1998 respectively, not all of which are expected to be renewed. In response to the uncertainty relating to the JMB/Landings Associates joint venture's ability to recover the net carrying value of The Landings Shopping Center investment property through future operations or sale, as the joint venture has shortened its intended holding period for this investment to not later than 1999, the JMB/Landings Associates joint venture, as a matter of prudent accounting practice and for financial re-porting purposes, recorded a provision for value impairment during the third quarter of 1995 in the amount of $3,500,000 (of which the Partnership's share was $1,750,000). Such provision was recorded to reduce the net basis of the investment property to its estimated recoverable value.

    At September 30, 1994, the CIP/Ashby Partners joint venture had substantially completed a significant (approximately $3,400,000) renovation project. At such time, the venture assessed its recoverable value against its revised carrying costs and revised estimated holding period. Based on these assessments and due to the uncertainty relating to CIP/Ashby Partners joint venture's ability to recover the net carrying value of the Ashby at McLean Apartments investment property through future operations or sale, the CIP/Ashby Partners joint venture, as a matter of prudent accounting practice and for financial reporting purposes, recorded a provision for value impairment at September 30, 1994 in the amount of $7,572,479 (of which the Partnership's share was $2,347,468). Such provision was recorded to reduce the net basis of the investment property to its then estimated recoverable value. Additionally, two apartment complexes (one to contain 624 units, the other 600 units) are being developed in the submarket. These new properties are expected to compete directly with The Ashby upon their projected completion and occupancy in the latter part of 1996, which could adversely affect future cash flow.

    Occupancy at the Sunrise Town Center decreased to 85% during 1995, down from 92% in the previous year, as a result of the vacating by five tenants occupying approximately 11,300 square feet. A significant tenant (which comprised 5% of the Partnership's leasable space at the property) had notified the Partnership that it intended to vacate upon the expiration of its lease in July 1994. Such tenant was terminated by the Partnership in January 1994 to accommodate a replacement tenant which occupies 3.5% of the Partnership's leasable space at the property and whose lease expires June 30, 1999.

    At the Carson Industrial Park, tenant leases representing approximately 18%, 8% and 24% of the property's leasable space are due to expire in 1996, 1997 and 1998 respectively. Not all of these leases are expected to renew.

    At the Costa Mesa Industrial Park, one tenant (occupying approximately 33% of the leasable space at the property) renewed its current lease, which was to expire June 30, 1995, through December 31, 1997. Another tenant (occupying approximately 16% of the leasable space at the property) renewed its current lease, which was to expire June 30, 1995, through March 31, 1998. In addition, a tenant occupying approximately 21% of the leasable space at the property has renewed its current lease, which expired July 31, 1995, through July 31, 1998. The property remained 100% occupied at December 31, 1995. Tenant leases representing approximately 33% and 37% of the property's leasable space are due to expire in 1997 and 1998, respectively. There can be no assurance these tenant leases will be renewed. However, a tenant occupying approximately 30% of the property's leasable space, whose lease was scheduled to expire June 30, 1997, and who converted its Chapter 11 bankruptcy to Chapter 7 bankruptcy in late December 1995, vacated its space in January 1996, at which time this tenant was approximately $75,000 in arrears with respect to its modified lease obligation. The Partnership is pursuing its legal remedies concerning these arrearages, however collection of all or any of these past-due amounts is doubtful. Consequently, the Partnership is currently holding discussions with a potential replacement tenant for this space.

    At the Riverview Shopping Center, occupancy has recently increased to 99%, up from an average of approximately 97% for most of 1995. Occupancy is budgeted to remain approximately at this new level in 1996, but tenant leases for 13% of the property's leasable space expire in 1997, not all whom are expected to renew.

    Currently, as leases at the Carson and Costa Mesa Industrial Parks expire, lease renewals and new leases are likely to be at rental rates less than the rates on existing leases. Although the previous decline in rental rates appeared to have stabilized in 1994 and 1995 leasing activity has increased, the supply of industrial space has caused increased competition for tenants. In addition, new leases will likely require expenditures for lease commissions and tenant improvements prior to tenant occupancy. This anticipated decline in rental rates, the anticipated increase in re-leasing time and the related costs will result in a decrease in cash flow from operations over the near term. The Partnership is also evaluating the competitive positioning of these properties in the market in which they operate.

     The Partnership is carefully scrutinizing the appropriateness of any discretionary expenditures, particularly in relation to the amount of working capital it has available. By conserving working capital, the Partnership will be in a better position to meet future needs of its properties. In an effort to reduce Partnership operating expenses, the Partnership expects to make semiannual rather than quarterly distributions of available operating cash flow beginning in November 1995. After reviewing the Partnership's properties and their competitive marketplace, the General Partners of the Partnership expect to be able to liquidate these assets as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the properties are sold in the nearer term), barring any unforeseen economic developments.

RESULTS OF OPERATIONS

    At December 31, 1995 and 1994, the Partnership owned five operating investment properties and an interest in two other operating investment properties.

    The aggregate decrease in cash and cash equivalents and short-term investments at December 31, 1995 as compared to December 31, 1994 is attributable primarily to distributions of operating cash flows. Such decreases were partly offset by the Partnership's receipt in 1995 of distributions of $250,000 (all of which represented a return of capital) and $387,500 (all of which represented a return of capital), respectively, from its unconsolidated ventures, JMB/Landings and CIP/Ashby. The decrease in short-term investments at December 31, 1995 as compared to December 31, 1994 is also attributable to the Partnership classifying its investments in U.S. Government obligations at December 31, 1995 as cash equivalents while only a portion of the Partnership's investments in U.S. Government obligations were being classified as short-term investments at December 31, 1994. Reference is made to Note 1.

    The increase in rents and other receivables (net of allowance for doubtful accounts) at December 31, 1995 as compared to December 31, 1994 is attributable primarily to an increase in real estate tax recoveries due from tenants at the Riverview Plaza Shopping Center and the Sunrise Town Center at December 31, 1995, as a result of the timing of billings for such recoveries.

    The decrease in investment properties, at cost at December
31, 1995 as compared to December 31, 1994 is attributable primarily to the Partnership's recording of provisions for value impairment totaling $13,400,000 at September 30, 1995 for certain of the Partnership's investment properties as described above. Reference is made to Note 2.

    The decrease in investments in unconsolidated ventures, at equity at December 31, 1995 as compared to December 31, 1994 is attributable primarily to the JMB/Landings Associates joint venture's recording of a provision for value impairment of $3,500,000 (of which the Partnership's share was $1,750,000) at September 30, 1995 for the Landings Shopping Center as described above. Reference is made to Note 3(b).

    The decrease in unearned rents at December 31, 1995 as compared to December 31, 1994 is attributable primarily to the timing of rental collections at the Riverview Plaza Shopping
Center and the Sunrise Town Center.

    The decrease in rental income in 1995 as compared to 1994 is attributable primarily to a decrease in rental income at the Costa Mesa Industrial Park totaling approximately $150,000 as a result of the bankruptcy of a major tenant (as discussed above) and tenant recovery refunds resulting from refunds of prior years' real estate taxes received in late 1995. An additional decrease in rental income is attributable to lease renewals at rental rates lower than previous rates on certain leases at the Carson and Costa Mesa Industrial Park and to tenant recovery refunds at the Carson Industrial Park resulting from refunds of prior years' real estate taxes received in 1995. Further decreases in rental income are attributable to a $50,000 lease termination fee collected from a tenant at the Sunrise Town Center in February 1994 in order to accommodate a replacement tenant, as discussed above and to decreases in average occupancy and corresponding rental income at the Riverview Plaza Shopping Center and the Sunrise Town Center in 1995.

    The decrease in rental income in 1994 as compared to 1993 is attributable primarily to decreases in average occupancy and in rental income at the Carson Industrial Park and the Sunrise Town Center in 1994. An additional decrease in rental income in 1994 is attributable to early lease renewals at rental rates lower than existing rates on certain leases at the Costa Mesa Industrial Park. Such decreases in rental income were partially offset by an increase in rental income at the Riverview Plaza Shopping Center due primarily to an increase in and 1993 parking lot cost recoveries from tenants in 1994, and an increase in rental income at the Rancho Franciscan Apartments due primarily to an increase in average occupancy in 1993.

    The increases in interest income in 1995 as compared to 1994 and in 1994 as compared to 1993 are due to an increase in interest earned on the Partnership's short-term investments in 1995 and in 1994 as a result of the Partnership having larger average invested balances in its short-term investments and, with respect to 1994 as compared to 1993, to higher interest rates on these investments in 1994.

    The decrease in depreciation expense in 1995 as compared to 1994 and 1993 is attributable primarily to the provisions for value impairment totaling $13,400,000 recorded at September 30, 1995 on certain of the Partnership's investment properties, due to the uncertainty relating to the Partnership's ability to recover the net carrying values of those properties. Reference is made to Note 2.

    The increase in property operating expenses in 1995 as compared to 1994 is due primarily to an increase in provision for doubtful accounts at the Sunrise Town Center in 1995.

    The decrease in property operating expenses in 1994 as compared to 1993 is attributable primarily to decreases in real estate tax expense at the Riverview Plaza Shopping Center and the Carson and Costa Mesa Industrial Parks (which decreases resulted primarily from refunds of prior years' real estate taxes of approximately $36,000 and $41,000, respectively, recognized in 1994 at the Carson and Costa Mesa Industrial Parks) and a decrease in provision for doubtful accounts at the Sunrise Town Center in 1994.

    The increase in general and administrative expenses in 1995 as compared to the years ended 1994 and 1993 is attributable primarily to an increase in reimbursable costs to affiliates of the General Partners in 1995 and the recognition of certain additional prior year reimbursable costs to such affiliates. Reference is made to Note 7.

    Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1995 contains the Partnership's share ($1,750,000) of the provision for value impairment recorded by JMB/Landings. Reference is made to Notes 2 and 3(b). Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1994 contains the Partnership's share ($2,347,468) of the provision for value impairment recorded by CIP/Ashby in 1994.

    The decrease in Partnership's share of operations of unconsolidated ventures in 1994 as compared to 1993 is attributable primarily to the Partnership's share ($2,347,468) of the provision for value impairment recorded by CIP/Ashby for The Ashby in September 1994. Reference is made to Note 3(c). This decrease was partially offset by an increase in the operations of JMB/Landings, which resulted primarily from an increase in occupancy and rental income and a decrease in other taxes and repairs and maintenance in 1994 at The Landings Shopping Center.
                              19

INFLATION

    Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

    Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in the future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial properties have escalation clauses covering increases in the cost of operating and maintaining the properties as well as real estate taxes. Therefore, there should be little effect on operating earnings if the properties remain substantially occupied. In addition, certain leases at the Partnership's shopping center investments contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.


ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)


                             INDEX


Independent Auditors' Report

Balance Sheets, December 31, 1995 and 1994

Statements of Operations, years ended December 31, 1995, 1994 and 1993

Statements of Partners' Capital Accounts (Deficits), years ended
December 31, 1995, 1994 and 1993

Statements of Cash Flows, years ended December 31, 1995, 1994 and 1993


Notes to Financial Statements

                                                  Schedule
                                                  --------

Real Estate and Accumulated Depreciation . . . .  III


SCHEDULES NOT FILED:

    All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.




















                 INDEPENDENT AUDITORS' REPORT


The Partners
CARLYLE INCOME PLUS, LTD.:

    We have audited the financial statements of Carlyle Income Plus, Ltd. (a limited partnership) as listed in the accompanying index. In connection with our audits of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Income Plus, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                    KPMG Peat Marwick LLP


Chicago, Illinois
March 25, 1996




                                   CARLYLE INCOME PLUS, LTD.
                                    (A LIMITED PARTNERSHIP)
                                        BALANCE SHEETS

                                  DECEMBER 31, 1995 AND 1994

                                            ASSETS
                                            ------
                                                                   1995          1994
                                                                ---------    ----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . .   $   2,778,447    3,185,145
  Short-term investments (note 1). . . . . . . . . . . . .          --          931,575
  Rents and other receivables (net of allowance
    for doubtful accounts of $188,462 in 1995 and
      $64,511 in 1994) . . . . . . . . . . . . . . . . . .       1,051,190      838,463
  Prepaid expenses . . . . . . . . . . . . . . . . . . . .          48,871       44,660
                                                               -----------  -----------

          Total current assets . . . . . . . . . . . . . .       3,878,508    4,999,843
                                                               -----------  -----------

Investment properties, at cost (notes 2 and 6) -
 Schedule III:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . .      12,276,993   16,562,593
  Buildings and improvements . . . . . . . . . . . . . . .      33,386,378   42,261,760
                                                               -----------  -----------
                                                                45,663,371   58,824,353
  Less accumulated depreciation. . . . . . . . . . . . . .       9,983,281    8,644,412
                                                               -----------  -----------
          Total investment properties, net
           of accumulated depreciation . . . . . . . . . .      35,680,090   50,179,941





                                   CARLYLE INCOME PLUS, LTD.
                                    (A LIMITED PARTNERSHIP)
                                  BALANCE SHEETS - CONTINUED

                                                                  1995          1994
                                                               ----------   ----------
Investments in unconsolidated ventures, at
 equity (notes 1, 3 and 8) . . . . . . . . . . . . . . . .      9,505,409   11,308,593
Deferred expenses (note 1) . . . . . . . . . . . . . . . .         87,955       84,186
Accrued rents receivable (note 1). . . . . . . . . . . . .        415,509      475,873
                                                              ----------- ------------
                                                             $ 49,567,471   67,048,436
                                                              ===========  ===========


                    LIABILITIES AND PARTNERS' CAPITAL  ACCOUNTS (DEFICITS)
                    ------------------------------------------------------


Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . .    $    93,068      108,465
  Amounts due to affiliates (note 7) . . . . . . . . . . .         46,010       30,665
  Unearned rents . . . . . . . . . . . . . . . . . . . . .         71,350       98,595
  Accrued real estate taxes. . . . . . . . . . . . . . . .        937,812      954,528
                                                               ----------  -----------

          Total current liabilities. . . . . . . . . . . .      1,148,240    1,192,253

Tenant security deposits . . . . . . . . . . . . . . . . .        194,801      215,804
                                                               ----------  -----------

          Total liabilities. . . . . . . . . . . . . . . .      1,343,041    1,408,057
                                                               ----------  -----------
Commitments and contingencies (notes 3, 6 and 7)

Partners' capital accounts (deficits)(note 5)
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . .         25,000       25,000
    Cumulative net earnings. . . . . . . . . . . . . . . .        575,461    1,189,183
    Cumulative cash distributions. . . . . . . . . . . . .     (1,723,581)  (1,466,505)
                                                               ----------  -----------
                                                               (1,123,120)    (252,322)
                                                               ----------  -----------
                                              24

                                   CARLYLE INCOME PLUS, LTD.
                                    (A LIMITED PARTNERSHIP)
                                  BALANCE SHEETS - CONTINUED

                                                                  1995        1994
                                                                ----------  -----------
  Limited partners (88,808.058 Interests):
    Capital contributions, net of offering costs . . . . .     77,762,167   77,762,167
    Cumulative net earnings. . . . . . . . . . . . . . . .      8,011,000   19,671,707
    Cumulative cash distributions. . . . . . . . . . . . .    (36,425,617) (31,541,173)
                                                               ----------  -----------
                                                               49,347,550   65,892,701
                                                               ----------  -----------
          Total partners' capital accounts . . . . . . . .     48,224,430   65,640,379
                                                               ----------  -----------

                                                             $ 49,567,471   67,048,436
                                                               ==========   ===========


















                        See accompanying notes to financial statements

                                   CARLYLE INCOME PLUS, LTD.
                                    (A LIMITED PARTNERSHIP)

                                   STATEMENTS OF OPERATIONS

                         YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                    1995         1994           1993
                                                -----------   ----------    ----------
Income:
  Rental income. . . . . . . . . . . . . . . . $  6,339,935    6,792,721     6,923,691
  Interest income. . . . . . . . . . . . . . .      227,955      130,408        45,488
                                                -----------  -----------    ----------
                                                  6,567,890    6,923,129     6,969,179
                                                -----------  -----------    ----------
Expenses:
  Depreciation . . . . . . . . . . . . . . . .    1,338,869    1,405,298     1,393,595
  Property operating expenses. . . . . . . . .    2,516,910    2,344,150     2,545,502
  Professional services. . . . . . . . . . . .       87,581      101,110        96,326
  Amortization of deferred expenses. . . . . .       50,516       32,764        38,497
  General and administrative . . . . . . . . .      282,759      169,764       148,703
  Provisions for value impairment. . . . . . .   13,400,000         --
                                                -----------  -----------   -----------
                                                 17,676,635    4,053,086     4,222,623
                                                -----------  -----------   -----------
          Operating earnings (loss). . . . . .  (11,108,745)   2,870,043     2,746,556

Partnership's share of operations
 of unconsolidated ventures
 (notes 1, 3 and 8). . . . . . . . . . . . . .   (1,165,684)  (1,795,473)      502,781
                                                -----------  -----------   -----------

           Net earnings (loss) . . . . . . . .$ (12,274,429)   1,074,570     3,249,337
                                                ===========  ===========   ===========
           Net earnings (loss) per limited
            partnership interest (note 1). . .$     (131.30)       11.49         34.76
                                                ===========  ===========   ===========

                        See accompanying notes to financial statements

                                    CARLYLE INCOME PLUS, LTD.
                                     (a limited partnership)

                       STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                          YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                           General Partners
                                       ---------------------------------------------------------
                                                           Net
                                                         Earnings       Cash
                                      Contributions       (Loss)    Distributions       Total
                                      -------------    ----------   -------------   ------------
Balance at December 31,
1992 . . . . . . . . . . . . . . .     $     25,000      972,988      (1,092,577)       (94,589)

Net earnings (note 5). . . . . . .            --         162,467            --          162,467

Cash distributions ($40.00 per
 limited partnership interest).. .            --           --           (186,964)      (186,964)
                                          ---------    ---------       ---------      ---------
Balance at December 31, 1993 . . .           25,000    1,135,455      (1,279,541)      (119,086)

Net earnings (note 5). . . . . . .            --          53,728            --           53,728

Cash distributions ($40.00 per
 limited partnership interest) . .            --           --           (186,964)      (186,964)
                                          ---------    ---------       ----------     ---------

Balance at December 31,
1994 . . . . . . . . . . . . . . .           25,000    1,189,183      (1,466,505)      (252,322)

Net earnings (loss) (note 5) . . .            --        (613,722)            --        (613,722)

Cash distributions ($55.00 per limited
 partnership interest) . . . . . .            --            --          (257,076)      (257,076)
                                          ---------    ---------       ----------      ---------
Balance at December 31,
1995 . . . . . . . . . . . . . . .     $     25,000      575,461      (1,723,581)    (1,123,120)
                                          =========   ==========      ==========     ==========


                                    CARLYLE INCOME PLUS, LTD.
                                     (A LIMITED PARTNERSHIP)

                 STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED


                                                 Limited Partners (88,808.058 Interests)
                                          ------------------------------------------------------
                                          Contributions,      Net
                                              Net of        Earnings       Cash
                                          Offering Costs    (Loss)    Distributions      Total
                                          --------------    --------  -------------    ---------
Balance at December 31,
1992 . . . . . . . . . . . . . . . . .        77,762,167  15,563,995   (24,436,525)  68,889,637

Net earnings (note 5). . . . . . . . .              --     3,086,870           --     3,086,870

Cash distributions ($40.00 per
 limited partnership interest).. . . .              --          --      (3,552,324)  (3,552,324)
                                              ----------   ---------   -----------   ----------
Balance at December 31, 1993 . . . . .        77,762,167  18,650,865   (27,988,849)  68,424,183

Net earnings (note 5). . . . . . . . .              --     1,020,842          --      1,020,842

Cash distributions ($40.00 per
 limited partnership interest) . . . .              --         --       (3,552,324)  (3,552,324)
                                              ----------  ----------   -----------   ----------
Balance at December 31,
1994 . . . . . . . . . . . . . . . . .        77,762,167  19,671,707   (31,541,173)  65,892,701

Net earnings (loss) (note 5) . . . . .              --   (11,660,707)          --   (11,660,707)

Cash distributions ($55.00 per
 limited partnership interest) . . . .              --          --      (4,884,444)  (4,884,444)
                                              ----------  ----------   -----------    ----------
Balance at December 31,
1995 . . . . . . . . . . . . . . . . .        77,762,167   8,011,000   (36,425,617)  49,347,550
                                              ==========  ==========    ==========   ==========


                         See accompanying notes to financial statements
                                               28

                                    CARLYLE INCOME PLUS, LTD.
                                     (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS

                          YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                                             1995          1994         1993
                                                          ----------   -----------   ----------
Cash flows from operating activities:
Net earnings (loss). . . . . . . . . . . . . . . . . $   (12,274,429)   1,074,570    3,249,337
Items not requiring (providing) cash or
 cash equivalents:
  Depreciation . . . . . . . . . . . . . . . . . . .       1,338,869    1,405,298    1,393,595
  Amortization of deferred expenses. . . . . . . . .          50,516       32,764       38,497
  Provisions for value impairment. . . . . . . . . .      13,400,000          --           --
  Partnership's share of operations of . . . . . . .
   unconsolidated ventures, net of distributions.. .       1,165,684    2,041,247       10,909
Changes in:
  Rents and other receivables. . . . . . . . . . . .        (212,727)     108,493      (33,444)
  Prepaid expenses . . . . . . . . . . . . . . . . .          (4,211)       4,320       (3,734)
  Accrued rents receivable . . . . . . . . . . . . .          60,364      (19,186)     (75,338)
  Accounts payable . . . . . . . . . . . . . . . . .         (15,397)      23,551      (11,372)
  Amounts due to affiliates. . . . . . . . . . . . .          15,345      (30,774)     (11,144)
  Unearned rents . . . . . . . . . . . . . . . . . .         (27,245)      39,328       (4,770)
  Accrued real estate taxes. . . . . . . . . . . . .         (16,716)     (13,717)      39,655
  Tenant security deposits . . . . . . . . . . . . .         (21,003)      (3,806)     (26,036)
                                                          ----------   ----------   ----------
          Net cash provided by operating activities.       3,459,050    4,662,088    4,566,155
                                                          ----------   ----------   ----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of
   short-term investments. . . . . . . . . . . . . .         931,575      252,116     (645,346)
  Additions to investment properties . . . . . . . .        (239,018)    (206,514)    (462,682)
  Partnership's distributions from
   unconsolidated ventures . . . . . . . . . . . . .         637,500    1,503,727      412,059
  Payment of deferred expenses . . . . . . . . . . .         (54,285)     (32,378)     (13,380)
                                                          ----------   ----------   ----------
          Net cash provided by (used in) investing
           activities. . . . . . . . . . . . . . . .       1,275,772    1,516,951     (709,349)
                                                          ----------   ----------   ----------

                                    CARLYLE INCOME PLUS, LTD.
                                     (A LIMITED PARTNERSHIP)

                              STATEMENTS OF CASH FLOWS - CONTINUED

                          YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                             1995         1994          1993
                                                          ----------   ----------    ----------
Cash flows from financing activities:
  Distributions to limited partners. . . . . . . . .      (4,884,444)  (3,552,324)  (3,552,324)
  Distributions to general partners. . . . . . . . .        (257,076)    (186,964)    (186,964)
                                                          ----------   ----------    ----------
          Net cash used in financing activities. . .      (5,141,520)  (3,739,288)  (3,739,288)
                                                          ----------   ----------    ----------

          Net increase (decrease) in cash and cash
           equivalents . . . . . . . . . . . . . . .    $   (406,698)   2,439,751      117,518

          Cash and cash equivalents, beginning
           of year . . . . . . . . . . . . . . . . .       3,185,145      745,394      627,876
                                                          ----------   ----------    ----------
          Cash and cash equivalents, end of year . .    $  2,778,447    3,185,145      745,394
                                                          ==========   ==========    ==========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . .    $     --            --           --
                                                          ==========   ==========    ==========
  Non-cash investing and financing activities. . . .    $     --            --           --
                                                          ==========   ==========    ==========









                         See accompanying notes to financial statements.

                   CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

                 NOTES TO FINANCIAL STATEMENTS

               DECEMBER 31, 1995, 1994 AND 1993


(1)   OPERATIONS AND BASIS OF ACCOUNTING

    The Partnership holds (either directly or through joint ventures) an equity investment portfolio of United States real estate. Business activities consist of rentals to a wide variety of commercial and retail companies, rentals to individuals, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio and wind up its affairs not later than December 31, 1999.


    The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's interests in the two joint ventures known as JMB/Landings Associates ("JMB/Landings") and CIP/Ashby Partners ("CIP/Ashby") (see note 3). Accordingly, the accompanying financial statements do not include the accounts of JMB/Landings or CIP/Ashby.

    The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded in the records of the Partnership. The effect of these items for the years ended December 31, 1995 and 1994 is summarized as follows:

                                                    1995                    1994
                                         -------------------------    ------------------------
                                                            TAX
                                                           BASIS
                                         GAAP BASIS     (UNAUDITED)   GAAP BASIS     TAX BASIS
                                         -----------     ---------    ----------     ---------

Total assets . . . . . . . . . . .    $   49,567,471    78,430,795    67,048,436    80,424,031
Partners' capital
 accounts
 (deficits)
  (note 5):
  General partners . . . . . . . .        (1,123,120)     (489,292)     (252,322)     (390,388)
  Limited partners . . . . . . . .        49,347,550    77,645,790    65,892,701    79,524,959
Net earnings (loss)
 (note 5):
  General partners . . . . . . . .          (613,722)      158,172        53,728       175,817
  Limited partners . . . . . . . .       (11,660,707)    3,005,275     1,020,842     3,340,530
Net earnings (loss) per
 limited partnership interest. . .    $      (131.30)        33.84         11.49         37.62
                                           =========    ==========     =========     =========

    The net earnings (loss) per limited partnership interest ("Interest") is based upon the number of Interests outstanding at the end of each period (88,808.058).  Deficit capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and Federal income tax purposes.














                   CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED


    Although certain leases of the Partnership provide for tenant occupancy during periods for which no rent is due and/or increases in minimum lease payments over the term of the lease, the Partnership accrues rental income for the full period of occupancy on a straight-line basis.

    Deferred expenses consist primarily of leasing fees which are amortized over the terms of the related leases using the straight-line method.

    The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less $2,556,737 and $3,166,098 at December 31, 1995 and 1994, respectively) as cash equivalents, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

    Statement of Financial Accounting Standards No 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities approximates SFAS 107 value due to the relatively short maturity of these instruments. The Partnership has no other significant financial instruments.

    No provision for State or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the

Partnership has been required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to partners.


(2)  INVESTMENT PROPERTIES

     (a)  General

    The Partnership has acquired, either directly or through joint ventures, interests in three shopping centers, two industrial parks and two apartment buildings, all of which are operating at December 31, 1995. The cost of the investment properties represents the total cost to the Partnership, including certain acquisition costs.

    Depreciation on the properties has been provided over the estimated useful lives of the various components as follows:

                                                         Years
                                                         -----

 Buildings and improvements -- straight-line . . . . .      30
 Personal property -- straight-line. . . . . . . . . .       5
                                                          ====

    Maintenance and repairs are charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

    Under the Partnership's impairment policy, provisions for value impairment are recorded with respect to investment properties pursuant to Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Therefore, the Partnership does not anticipate any effect on its financial statements upon full adoption of SFAS 121 as required in the first quarter of 1996.

    In response to the uncertainty relating to the Partnership's ability to recover the net carrying value of the Carson and Costa Mesa Industrial Parks, the Rancho Franciscan Apartments, and the Sunrise Town Center investment properties through future operations or sale, as the Partnership has shortened its intended holding period for these investments to not later than 1999, the Partnership, as a matter of prudent accounting practice and for financial reporting purposes, recorded provisions for value impairment at September 30, 1995 of $4,300,000, $3,400,000, $1,400,000, and $4,300,000,
respectively, for these properties. Such provisions, totaling $13,400,000, were recorded to reduce the net basis of the investment properties to their then estimated fair values.
There can be no assurance that any estimated fair value of these investment properties would ultimately be obtained by the Partnership in any future sale or disposition transactions.

                   CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

    (b)  Riverview Plaza Shopping Center

    In August 1987, the Partnership acquired the Riverview Plaza Shopping Center located in Chicago, Illinois. The Partnership's purchase price for the shopping center was $14,000,000, which was paid in cash at closing. An affiliate of the seller managed the property for a fee equal to 3% of the property's minimum rents under an agreement which expired August 31, 1993. Effective September 1, 1993, an affiliate of the General Partners of the Partnership assumed management of the property under similar terms.

    (c)  Carson and Costa Mesa Industrial Parks

    In November 1988, the Partnership acquired two separate groups of multi-tenant industrial buildings known as Carson Industrial Park and Costa Mesa Industrial Park, both located in Los Angeles County, California. The Partnership's purchase price for Carson Industrial Park was $9,963,173, which was paid in cash at closing. The Partnership's purchase price for Costa Mesa Industrial Park was $7,046,108, which was paid in cash at closing.

    (d)  Rancho Franciscan Apartments

    In December 1988, the Partnership acquired the Rancho
Franciscan Apartments located in Santa Barbara, California.  The
Partnership's purchase price for the apartment complex was $10,100,000, which was paid in cash at closing.

    (e)  Sunrise Town Center

    In October 1989, the Partnership acquired the Sunrise Town Center shopping center located in Sunrise, Florida. The shopping center is anchored by two department stores which are owned independently and were not purchased by the Partnership.

The shopping center (excluding the anchor stores) consists of approximately 76,170 square feet of gross leasable area. The
Partnership's purchase price for the shopping center was $14,250,000, all of which was paid in cash at closing.


(3)  VENTURE AGREEMENTS

    (a)  General

    The Partnership is a party to two joint venture agreements at December 31, 1995. The Partnership has acquired, through these ventures, a shopping center and an apartment building.

Pursuant to such agreements, the Partnership made initial capital contributions of approximately $15,400,000 (before legal and other acquisition costs). Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the ventures.

    (b)  JMB/Landings

    In August 1988, the Partnership, through JMB/Landings, a joint venture partnership with Carlyle Income Plus, L.P. - II ("CIP - II"), another Partnership sponsored by the General Partners of the Partnership, acquired a 50% interest in a shopping center located in Sarasota, Florida and known as The Landings Shopping Center. The Partnership contributed $6,550,000 to JMB/Landings for its 50% interest. The terms of the JMB/Landings partnership agreement provide generally that annual cash flow, sale proceeds and tax items will be distributed or allocated based on the capital contributions made by each partner. Distributions and allocations to date have been made (and any obligation to make additional capital contributions will be made) 50% to the Partnership.

    Occupancy at the property increased to 95% during 1995, up from 92% in the previous year. During 1995, the Partnership negotiated a three-year lease renewal (through May 31, 1998) with a tenant occupying 9,211 square feet (approximately 10%) of the owned leasable space at the Landings Shopping Center. In July 1995, this tenant's parent company filed for Chapter 11
bankruptcy protection.    In January 1996, this tenant vacated
its space, at which time it was approximately $27,000 in arrears with respect to its lease obligations. The Partnership is pursuing its legal remedies concerning these arrearages, however collection of all or any of these past-due amounts is doubtful. The Partnership is pursuing potential replacement tenants for this space.

    An affiliate of the General Partners of the Partnership manages the property for a fee equal to 4% of the property's gross receipts. Such property management fees for 1995 and 1994 aggregated $45,840 and $46,008, respectively.

    In response to the uncertainty relating to the JMB/Landings joint venture's ability to recover the net carrying value of The Landings Shopping Center investment property through future operations or sale, as the joint venture has shortened its intended holding period for this investment to not later than 1999, the JMB/Landings joint venture, as a matter of prudent accounting practice and for financial reporting purposes, recorded a provision for value impairment at September 30, 1995 in the amount of $3,500,000 (of which the Partnership's share was $1,750,000). Such provision was recorded to reduce the net basis of the investment property to its then estimated fair
value (see note 2(a)).   There can be no assurance that any
estimated fair value of this investment property would ultimately be obtained by the Partnership in any future sale or disposition transaction.
                              36


                   CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

    (c)  CIP/Ashby

    In February 1990, the Partnership, through CIP/Ashby
Partners, a joint venture partnership with CIP - II, acquired a 31% interest in an apartment building located in McLean, Virginia and known as The Ashby at McLean Apartments ("The
Ashby"). The Ashby has 250 units, commercial space and related parking facilities.

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

    At September 30, 1994, the CIP/Ashby Partners joint venture had substantially completed a significant (approximately $3,400,000) renovation project. At such time, the venture assessed its recoverable value against its revised carrying costs and revised estimated holding period. Based on these assessments and due to the uncertainty relating to CIP/Ashby Partners joint venture's ability to recover the net carrying value of the Ashby at McLean Apartments investment property through future operations or sale, the CIP/Ashby Partners joint venture, as a matter of prudent accounting practice and for financial reporting purposes, recorded a provision for value impairment at September 30, 1994 in the amount of $7,572,479 (of which the Partnership's share was $2,347,468). Such provision was recorded to reduce the net basis of the investment property to its then estimated fair value (see note 2(a)). There can be no assurance that any estimated fair value of this investment property would ultimately be obtained by the Partnership in any future sale or disposition transaction.

(4) MANAGEMENT AGREEMENTS

    All of the Partnership's properties are managed by an affiliate of the General Partners or a former affiliate of the General Partners for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its

                   CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets is acting as the property manager of the Carson and Costa Mesa Industrial Parks and the Rancho Franciscan and Ashby at McLean Apartments after the sale on the same terms that existed prior to the sale.

(5)  PARTNERSHIP AGREEMENT

    Pursuant to the terms of the Partnership Agreement, profits and losses of the Partnership from operations are generally allocated first to the General Partners in an amount equal to the greater of the General Partners' share of "Disbursable Cash" (as described below) or 1%. Profits from the sale or other disposition of investment properties generally will be allocated first to the General Partners in an amount equal to the greater of the General Partners' share of cash distributions of the proceeds of any such sale or other disposition (as described below) or 1% of the total profits from any such sale or other disposition, plus an amount which will reduce deficits (if any) in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from the sale of properties. Losses from the sale or other disposition of investment properties will be allocated 1% to the General Partners.

    The General Partners have made capital contributions of $25,000. Except under certain limited circumstances upon dissolution or liquidation of the Partnership or the General Partners' interests in the Partnership, the General Partners are not required to make any additional capital contributions. "Disbursable Cash" of the Partnership will be distributed 93% to the Limited Partners and 7% to the General Partners; provided, however, that receipt by the General Partners of two of such seven percentage points of "Disbursable Cash" otherwise distri-butable to them in any fiscal year will be subject to receipt by the Limited Partners of a stipulated return for such year on the Average Adjusted Capital Contribution on a non-cumulative basis. Distributions of "sale proceeds" are to be allocated 99% to the Limited Partners and 1% to the General Partners until receipt by the Limited Partners of an amount equal to their initial contributed capital plus a stipulated return thereon. Thereafter, distributions of "sale proceeds" are to be allocated to the General Partners until the General Partners have received distributions in an amount equal to 3% of the gross sale price of all properties sold, subject to certain limitations, with the remaining balance to be distributed 85% to the Limited Partners and 15% to the General Partners.

                   CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED


(6) LEASES

    As Property Lessor

    At December 31, 1995, the Partnership's principal assets are two shopping centers, two industrial parks and an apartment building. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the cost of each of the properties, excluding the cost of land, is depreciated over the estimated useful lives.

    Leases with commercial tenants range in term from one to seventeen remaining years and provide for fixed minimum rent and partial reimbursement of operating costs. Revenue from commercial tenants approximates 22% of total rental income. In addition, certain leases with shopping center tenants provide either for additional rent based upon a percentage of the tenants' sales volume or allow for annual increases in fixed minimum rents. Revenue from shopping center tenants approximates 60% of total rental income. With respect to the Partnership's shopping center investments, a substantial portion of the ability of retail tenants to honor their leases is
dependent upon the retail economic sector.   Apartment complex
leases in effect at December 31, 1995 are generally for a term of one year or less and provide for annual rents of approximately $1,144,000.

    Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1995:

    Shopping centers:
      Cost. . . . . . . . . . . . . . . . .     $ 25,338,889
      Accumulated depreciation                     5,316,588
                                                 -----------
                                                  20,022,301
                                                 -----------
    Industrial parks:
      Cost. . . . . . . . . . . . . . . . .       11,209,264
      Accumulated depreciation. . . . . . .        3,050,480
                                                 -----------
                                                   8,158,784
                                                 -----------
    Apartment building:
      Cost. . . . . . . . . . . . . . . . .        9,115,218
      Accumulated depreciation. . . . . . .        1,616,213
                                                 -----------
                                                   7,499,005
                                                 -----------

                Total . . . . . . . . . . .     $ 35,680,090
                                                 ===========

                   CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED


    Minimum lease payments including amounts representing executory costs (e.g., taxes, maintenance, insurance) and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements, are as follows:

    1996. . . . . . . . . . . . . . . . . . . .    3,257,000
    1997. . . . . . . . . . . . . . . . . . . .    2,708,000
    1998. . . . . . . . . . . . . . . . . . . .    2,230,000
    1999. . . . . . . . . . . . . . . . . . . .    1,920,000
    2000. . . . . . . . . . . . . . . . . . . .    1,685,000
    Thereafter. . . . . . . . . . . . . . . . .    9,371,000
                                                 -----------
                                                  21,171,000
                                                 ===========


                                   CARLYLE INCOME PLUS, LTD.
                                    (A LIMITED PARTNERSHIP)

                           NOTES TO FINANCIAL STATEMENTS - CONTINUED


    Contingent rent (based upon sales by property tenants) included in rental income was $18,387,
$16,559, and $15,987 for the years ended December 31, 1995, 1994 and 1993, respectively.

(7)  TRANSACTIONS WITH AFFILIATES

    The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments.  Fees, commissions and other expenses required to be paid by the
Partnership to the General Partners and their affiliates as of December 31, 1995, 1994 and 1993 are as follows:
                                                                          UNPAID AT
                                                                         DECEMBER 31,
                             1995            1994           1993             1995
                          ---------       ----------     ---------       ------------
Property management and
 leasing fees(notes 3
 and 4)                      89,917       207,039        190,842           5,283
Insurance commissions        15,604        13,891         13,727             --
Reimbursement (at cost)
 for accounting services     71,651        73,509         51,246             --
Reimbursement (at cost)
 for portfolio management
 services                    27,760        14,856             --             --
Reimbursement (at cost)
 for legal services           1,565         2,548          2,284             --
Reimbursement (at cost)
 for administrative
 charges and other out of
 pocket expenses            112,165         3,568         11,241          40,727
                           --------       --------       --------        --------
                            318,662       315,411        269,340          46,010
                           ========       ========       ========        ========

    The above table reflects that during 1995, the Partnership recognized and paid certain 1994 administrative charges of approximately $56,874 that had not previously been reimbursed.

    All such amounts payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.

    Effective October 1, 1995, the Corporate General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by, and partially reimbursed to, affiliates of the General Partners.
Use of such third parties is not expected to have a material effect on the operations of the
Partnership.






















                                   CARLYLE INCOME PLUS, LTD.
                                    (A LIMITED PARTNERSHIP)

                           NOTES TO FINANCIAL STATEMENTS - CONCLUDED

(8)  INVESTMENTS IN UNCONSOLIDATED VENTURES

    Summary financial information for JMB/Landings and CIP/Ashby (see notes 3(b) and 3(c), respectively) as of and for the years ended December 31, 1995 and 1994 is as follows:

                                                                   1995           1994
                                                               -----------     ----------
Current assets . . . . . . . . . . . . . . . . . . . . . . . .$  1,083,297       475,321
Current liabilities. . . . . . . . . . . . . . . . . . . . . .     (63,315)     (110,040)
                                                               -----------    ----------

          Working capital. . . . . . . . . . . . . . . . . . .   1,019,982       365,281
                                                               -----------    ----------

Investment properties, net . . . . . . . . . . . . . . . . . .  24,646,121    28,923,266
Other assets, net. . . . . . . . . . . . . . . . . . . . . . .     215,812       246,593
Other liabilities. . . . . . . . . . . . . . . . . . . . . . .    (137,437)    (140,834)
Venture partner's equity . . . . . . . . . . . . . . . . . . . (16,239,069) (18,085,713)
                                                               -----------   -----------

          Partners' capital. . . . . . . . . . . . . . . . . .$  9,505,409    11,308,593
                                                               ===========   ===========

Represented by:
  Invested capital . . . . . . . . . . . . . . . . . . . . . .$ 14,644,795    14,644,795
  Cumulative distributions . . . . . . . . . . . . . . . . . .  (4,442,551)   (3,805,051)
  Cumulative earnings (loss) . . . . . . . . . . . . . . . . .    (696,835)      468,849
                                                               -----------   -----------

                                                              $  9,505,409    11,308,593
                                                               ===========   ===========

Total income . . . . . . . . . . . . . . . . . . . . . . . . .$  4,562,849     4,477,925
                                                               ===========   ===========



                                   CARLYLE INCOME PLUS, LTD.
                                    (A LIMITED PARTNERSHIP)

                           NOTES TO FINANCIAL STATEMENTS - CONCLUDED

                                                                    1995          1994
                                                                 ----------    ----------
Expenses applicable to operating earnings. . . . . . . . . . .$  6,463,426     10,571,795
                                                                ==========     ==========
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .$  (1,900,577)   (6,093,870)
                                                                ==========     ==========


    Also, for the year ended December 31, 1993, total income was $1,203,247 and $3,240,737, expenses applicable to operating earnings were $764,746 and $2,326,122, and net earnings were
$438,501 and $914,615, respectively, for JMB/Landings and CIP/Ashby.


























                                                                                 SCHEDULE III
                                    CARLYLE INCOME PLUS, LTD.
                                     (A LIMITED PARTNERSHIP)

                            REAL ESTATE AND ACCUMULATED DEPRECIATION

                                        DECEMBER 31, 1995

                                                                        Cost
                                                                    Capitalized
                                                                   Subsequent to
                                  Initial Cost to Partnership (A)   Acquisition
                                 --------------------------------   ------------
                                                                        Land,
                                                                      Buildings        Provision
                                                    Buildings and       and            for Value
                                          Land       Improvements   Improvements  Impairment (B)
                                         ------      ------------   ------------  ---------------
Description:
-----------
Shopping Centers:
   Riverview Plaza
     Shopping Center . . . . . . . .  $ 2,047,620      12,242,006        527,323            --
   Sunrise Town Center . . . . . . .    5,612,741       8,929,333        279,866      (4,300,000)
Industrial Parks:
   Carson Industrial Park. . . . . .    3,168,513       7,087,841      1,069,537      (4,300,000)
   Costa Mesa
     Industrial Park . . . . . . . .    2,168,536       5,059,916        354,921      (3,400,000)
Apartment Building:
   Rancho Franciscan
     Apartments. . . . . . . . . . .    3,522,703       6,856,215        136,300      (1,400,000)
                                      -----------     -----------     ----------     -----------

     Total . . . . . . . . . . . . . $ 16,520,113      40,175,311      2,367,947     (13,400,000)
                                      ===========     ===========     ==========      ==========







                                               45
                                                           SCHEDULE III

                                    CARLYLE INCOME PLUS, LTD.
                                     (A LIMITED PARTNERSHIP)

                      REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                        DECEMBER 31, 1995




                                       Gross Amount at Which Carried
                                         At Close of Period (C) (D)
                                     -------------------------------
                                                       Buildings and               Accumulated
                                               Land     Improvements   Total    Depreciation (E)
                                               ----     ------------   -----    ---------------
Description:
-----------
Shopping Centers:
   Riverview Plaza
     Shopping Center . . . . . . . .     $ 2,047,620      12,769,329  14,816,949       3,474,620
   Sunrise Town Center . . . . . . .       3,987,171       6,534,769  10,521,940       1,841,968
Industrial Parks:
   Carson Industrial Park. . . . . .       1,972,278       5,053,613   7,025,891       1,813,368
   Costa Mesa
     Industrial Park . . . . . . . .       1,200,992       2,982,381   4,183,373       1,237,112
Apartment Building:
   Rancho Franciscan
     Apartments. . . . . . . . . . .       3,068,932       6,046,286   9,115,218       1,616,213
                                          ----------     -----------  ----------     -----------

     Total . . . . . . . . . . . . .     $12,276,993      33,386,378  45,663,371       9,983,281
                                          ==========     ===========  ==========     ===========









                                                       SCHEDULE III


                                    CARLYLE INCOME PLUS, LTD.
                                     (A LIMITED PARTNERSHIP)

                      REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



                                                                     Life on which
                                                                      Depreciation
                                                                        in Latest
                                                                      Statement of      1995
                                           Date of          Date     Operations is   Real Estate
                                        Construction      Acquired      Computed        Taxes
                                        ------------     ---------  --------------    ----------
Description:
------------
Shopping Centers:
   Riverview Plaza
   Shopping Center . . . . . . . . .            1981       8/11/87      5-30 years       903,781
   Sunrise Town Center . . . . . . .            1989      10/12/89      5-30 years       204,350
Industrial Parks:
   Carson Industrial Park  . . . . .            1977       11/1/88      5-30 years       121,354
   Costa Mesa
     Industrial Park . . . . . . . .            1973       11/1/88      5-30 years        80,225
Apartment Building:
   Rancho Franciscan
     Apartments. . . . . . . . . . .            1988      12/30/88      5-30 years        79,361
                                                                                      ----------

     Total . . . . . . . . . . . . .                                                   1,389,071
                                                                                      ==========

--------------
Notes:

    (A) The initial cost to Partnership represents the original purchase price of the properties, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.  All properties were acquired on an all-cash unleveraged basis, and therefore, no encumbrance information is applicable.

    (B) Reference is made to Note 2 for a further description of such provisions for value impairment.
                                               47


                                                                                     SCHEDULE III
                                    CARLYLE INCOME PLUS, LTD.
                                     (A LIMITED PARTNERSHIP)

                      REAL ESTATE AND ACCUMULATED DEPRECIATION - CONCLUDED

                                        DECEMBER 31, 1995

    (C) The aggregate cost of real estate owned at December 31, 1995 for Federal income tax purposes was approximately $58,392,000.


    (D) Reconciliation of real estate owned at December 31, 1995, 1994 and 1993:


                                                                       December 31,
                                                                         -----------------------------------------------
                                                           1995           1994          1993
                                                        ----------     ----------    ----------

        Balance at beginning of period . . . . . .      58,824,353     58,617,839    58,155,157
        Additions during period. . . . . . . . . .         239,018        206,514       462,682
        Provisions for Value Impairment. . . . . .     (13,400,000)         --            --
                                                       -----------     ----------    ==========


        Balance at end of period . . . . . . . . .      45,663,371     58,824,353    58,617,839
                                                       ===========     ==========    ==========

    (E) Reconciliation of accumulated depreciation:
        Balance at beginning of period . . . . . .       8,644,412      7,239,114     5,845,519
        Depreciation expense . . . . . . . . . . .       1,338,869      1,405,298     1,393,595
                                                       -----------     ----------    ----------

        Balance at end of period . . . . . . . . .       9,983,281      8,644,412     7,239,114
                                                       ===========     ==========    ==========




ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

  There were no changes in, or disagreements with, accountants during fiscal year 1995 and 1994.

                           PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

  The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation substantially all of the outstanding stock of which is owned directly or indirectly, by certain of its officers and directors and members of their families. The Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that purchases or sales of real property investments must be approved by the Associate General Partner of the Partnership, AGPP Associates, L.P. Effective December 31, 1995, AGPP Associates, L.P. acquired the general partnership interest in the Partnership of the Associate General Partner, Carlyle Income Associates, L.P., (which constituted substantially all of the assets of Carlyle Income Associates L.P.). AGPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner, continues as the Associate General Partner.
The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any purchase or sale of real property (or any interests therein) of the Partnership.

  The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General
                              49


Partners may have a conflict of interest with respect to such determinations.

  The names, positions held and length of service therein of each director and the executive and certain other officers of the Corporate General Partner are as follows:
                                               Served in
Name                Office                  Office Since
-----              -------                  ------------

Judd D. Malkin       Chairman                    5/03/71
                     Director                    5/03/71
                     Chief Financial Officer     2/22/96
Neil G. Bluhm        President                   5/03/71
                     Director                    5/03/71
Burton E. Glazov     Director                    7/01/71
Stuart C. Nathan     Executive Vice President    5/08/79
                     Director                    3/14/73
A. Lee Sacks         Director                    5/09/88
John G. Schreiber    Director                    3/14/73
H. Rigel Barber      Executive Vice President    1/02/87
                     Chief Executive Officer     8/01/93
Glenn E. Emig        Executive Vice President    1/01/93
                     Chief Operating Officer     1/01/95
Gary Nickele         Executive Vice President    1/01/92
                     General Counsel             2/27/84
Gailen J. Hull       Senior Vice President       6/01/88
Howard Kogen         Senior Vice President       1/02/86
                     Treasurer                   1/01/91

    There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 5, 1996. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the board of directors held after the annual meeting of the Corporate General Partner to be held on June 5, 1996. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was selected as such.

    JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), Carlyle Income Plus, L.P. II ("Carlyle Income Plus-II"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), and JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners IV") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and, JMB Income Properties, Ltd.-XIII ("JMB Income-XIII") JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships, Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including, Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (a general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")) and, Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships:
Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus-II and IDS/BIG.

    The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

    Judd D. Malkin (age 58) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

    Neil G. Bluhm (age 58) is an individual general partner of JMB Income-IV, JMB Income-V. Mr. Bluhm has been associated with JMB since August 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

    Burton E. Glazov (age 57) has been associated with JMB since
June 1971, and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

    Stuart C. Nathan (age 54) has been associated with JMB since
July 1972. Mr. Nathan is also a director of Sportmart, Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

    A. Lee Sacks (age 62) (President and Director of JMB
Insurance Agency, Inc.) has been associated with JMB since
December 1972.

    John G. Schreiber (age 49) has been associated with JMB since December 1970, and served as an Executive Vice President of JMB until December 1990. He is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. Mr. Schreiber is President of Schreiber Investment Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994 Mr. Schreiber has also served as Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He is also a director of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

    H. Rigel Barber (age 46) has been associated with JMB since
March 1982.  He holds a J.D. degree from the Northwestern Law
School and is a member of the Bar of the State of Illinois.

    Glenn E. Emig (age 48) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business and is a Certified Public Accountant.

    Gary Nickele (age 43) has been associated with JMB since
February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

    Gailen J. Hull (age 47) has been associated with JMB since
March 1982.  He holds a Masters degree in Business
Administration from Northern Illinois University and is a Certified Public Accountant.

    Howard Kogen (age 60) has been associated with JMB since
March 1973.  He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

    The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to Note 5 for a description of such distributions and allocations. In 1995, 1994 and 1993, cash distributions of $257,076, $186,964 and $186,964, respectively, were paid to the General Partners. The General Partners were allocated taxable income of $158,172 in 1995.

    The Partnership, pursuant to the Partnership Agreement is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. The relationship of the Corporate General Partner ( and its directors and officers) to its affiliates is set forth in Item 10 above.

    An affiliate of the Corporate General Partner provided property management services during 1995 for certain properties. Such affiliate earned property management fees amounting to $89,917, of which $5,283 was unpaid as of December 31, 1995.

    JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1995 aggregating $15,604. In connection with providing insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

    The Corporate General Partner and its affiliates were due reimbursement (at cost) in 1995 for accounting services, portfolio management services, legal services and for administrative charges and other out-of-pocket expenses of $71,651, $27,760, $1,565 and $55,291, respectively, of which
$40,727 was unpaid at December 31, 1995. Also, during 1995, the Partnership recognized and paid certain 1994 administrative charges to the Corporate General Partner and its affiliates of approximately $56,874.

    All amounts payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.

    Effective October 1, 1995, the Corporate General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by, and partially reimbursed to, affiliates of the General Partners. Use of such third parties is not expected to have a material effect on the operations of the Partnership.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

    (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership.







































    (b)  The Corporate General Partner, and its officers and directors and the Associate General
Partner of the Partnership own the following Interests of the Partnership:


                                    Name of                                       Amount and
Nature
                                  Beneficial                  of Beneficial         Percent
Title of Class                       Owner                       Ownership          of Class
---------------            ------------------------          ---------------    --------------
-
Limited Partnership         JMB Realty Corporation           5 Interests (1)         Less than
1%
Interests                                                      indirectly
Limited Partnership
Interests                 Corporate General Partner,
                        its officers and directors and  7.07865 Interests (1)(2)    Less than
                         the Associate General Partner                                1%
                                  as a group

-----------
    (1) Includes 5 Interests owned by the initial limited partner of the Partnership for which
JMB Realty Corporation, as the indirect majority shareholder of the initial limited partner, is deemed to have the voting and investment power.

    (2) Includes 2.07865 Interests owned by an officer or his relative for which such officer has investment and voting power as to such Interest.

    No officer or director of the Corporate General Partner possesses a right to acquire beneficial ownership of Interests of the Partnership.

    (c)  There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    There were no significant transactions or business relationships with the Corporate General
Partner, its affiliates or their management other than those described in Items 10 and 11 above.

                            PART IV


ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

   (a) The following documents are filed as part of this report:

        (1)       Financial Statements (See Index to Financial
                  Statements filed with this annual report).

        (2)       Exhibits.

          3. Amended and Restated Agreement of Limited Partnership is hereby incorporated by reference to Exhibit A of the Partnership's Prospectus contained in the Partnership's Post-Effective Amendment No. 1 to Form S-11 (File No. 33-5309) Registration Statement dated December 8, 1987.

          3-A     Copies of Pages 8-12, 12-17, 63-64 and A10-
                  A27 of the Prospectus of the Partnership dated December 8, 1986 are hereby incorporated by reference to the Partnership's Post-Effective Amendment No. 1 to Form S-11 (File No. 33-5309) Registration Statement dated December 8, 1987.

          4. Assignment Agreement is hereby incorporated by reference to Exhibit B of the Partnership's Prospectus contained in the Partnership's Post- Effective Amendment No. 1 to Form S-11 (Form No.33-5309) Registration Statement dated December 8, 1987.

          10.1. Form of Escrow Deposit Agreement is hereby incorporated by reference to Exhibit 10.1 of the Partnership's Amendment No. 3 to Form S-11 (File No. 33-5309) Registration Statement dated November 21, 1986.

          10.1A. Form of Amendment to Escrow Deposit Agreement is hereby incorporated by reference to
                  Exhibit 10.1A of the Partnership's Post-
                  Effective Amendment No. 4 to Form S-11 (File
                  No. 33-5309) Registration Statement dated
                  October 28, 1987.

          10.2. Agreement dated August 11, 1987 between JMB Securities Corporation and SDK Industrial Parks (included are all exhibits pursuant thereto) is hereby incorporated by reference to Exhibit 10.2 of the Partnership's Post-Effective Amendment No. 2 to Form S-11 (File No. 33-5309) Registration Statement dated August 17, 1987.

          10.3. Agreement for Operation and Management Shopping Center dated August 11, 1987 between the Partnership and Draper and Kramer Incorporated is hereby incorporated by reference to Exhibit D of Exhibit 10.2 of the Partnership's Post-Effective Amendment No. 2 to Form S-11 (File No. 33-5309) Registration Statement dated August 17, 1987.

          10.4* Agreement dated as of January 24, 1990, by and between McLean Associates Limited Partnership and a partnership to be formed that will be supervised or advised by an affiliate of JMB Realty Corporation relating to The Ashby at McLean Apartments.

          10.5*   Agreement of Partnership of CIP/Ashby
                  Partners dated January 30, 1990, by and
                  between Carlyle Income Plus, Ltd. and Carlyle
                  Income Plus, L.P.-II.

          10.6*   Assumption Agreement dated as of February 21,
                  1990, by and between McLean Associates
                  Limited Partnership and CIP/Ashby Partners.

          21.     List of Subsidiaries.

          24.     Powers of Attorney

          27.     Financial Data Schedule


    (b) No Reports on Form 8-K have been filed since the beginning of the last quarter of the period covered by this report.


    No annual report for the fiscal year 1995 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

-------------

    * Previously filed as Exhibits 10.4-10.6 to the Partnership's Report on Form 10-K of the Securities Exchange Act of 1934 (File No. 000-16975) filed on March 28, 1989 and hereby incorporated herein by reference.

                          SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       CARLYLE INCOME PLUS, LTD.

       By:     JMB Realty Corporation
               Corporate General Partner


       By:     Gailen J. Hull
               Senior Vice President
       Date:   March 25, 1996

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       By:     JMB Realty Corporation
               Corporate General Partner


               JUDD D. MALKIN*
       By:     Judd D. Malkin, Chairman and
               Chief Financial Officer
       Date:   March 25, 1996


               NEIL G. BLUHM*
       By:     Neil G. Bluhm, President and Director
       Date:   March 25, 1996


       By:     H. RIGEL BARBER*
               H. Rigel Barber, Chief Executive Officer
       Date:   March 25, 1996


       By:     GLENN E. EMIG*
               Glen E. Emig, Chief Operating Officer
       Date:   March 25, 1996


       By:     Gailen J. Hull, Senior Vice President
               Principal Accounting Officer
       Date:   March 25, 1996


       By:     A. LEE SACKS*
               A. Lee Sacks, Director
       Date:   March 25, 1996

               STUART C. NATHAN*
       By:     Stuart C. Nathan, Executive Vice President and
               Director
       Date:   March 25, 1996



       *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


       By:     Gailen J. Hull, Attorney-in-Fact
       Date:   March 25, 1996




                   CARLYLE INCOME PLUS, LTD.

                         EXHIBIT INDEX



                                       Document
Sequentially
Exhibit                              incorporated   numbered
  No.            Exhibit             by reference     page

3.         Amended and Restated
           Agreement of Limited
           Partnership, incorporated
           by reference to Exhibit A
           of the Partnership's
           Prospectus                       Yes

3-A        Pages 8-12, 12-17, 63-64
           and A10-A27 of the Prospectus
           of the Partnership dated
           December 8, 1986.                Yes

4.         Assignment Agreement,
           incorporated by reference
           to Exhibit B to the
           Partnership's Prospectus         Yes

10.1
10.3       * Material Contracts             Yes

10.4
10.6       Material Contracts               Yes

21.        List of Subsidiaries             No

24.        Powers of Attorney               No

27.        Financial Data Schedule          No















