Form 10-Q
period 1996-03-31
CARLYLE INCOME PLUS LTD
filed 1996-05-15
CIK 792978

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:Carlyle Income Plus, Ltd.
 Commission File No. 000-16975
 Form 10-Q

Gentlemen:

Transmitted, for the above-mentioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q for the quarter ended March 31, 1996.


Thank you.

Very truly yours,

CARLYLE INCOME PLUS, LTD.

By:JMB Realty Corporation
 Corporate General Partner



 By:
Gailen J. Hull
Senior Vice President and
Principal Accounting Officer

GJH:et

              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934


For the quarter                        Commission file
ended March 31, 1996                   number 000-16975

                   CARLYLE INCOME PLUS, LTD.
    (Exact name of registrant as specified in its charter)

       Illinois                      36-3439532
 (State of organization)   (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois            60611
(Address of principal executive office)          (Zip Code)

Registrant's telephone number, including area code  312-915-1987

Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
Title of each class                          which registered
- -------------------                        ----------------------
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
                                        -----    -----

                       TABLE OF CONTENTS
                                                           Page


PART I       FINANCIAL INFORMATION

Item  1.     Financial Statements  . . . . . . . . . . .     3

Item  2.     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations. . . . . . . . . . . . . . . . .    13


PART II      OTHER INFORMATION

Item  5.     Other Information . . . . . . . . . . . . .    15

Item  6.     Exhibits and Reports on Form 8-K  . . . . .    16

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                   CARLYLE INCOME PLUS, LTD.
                                    (A LIMITED PARTNERSHIP)
                                        BALANCE SHEETS

                               MARCH 31, 1996 AND DECEMBER 1995

                                          (UNAUDITED)

                                            ASSETS
                                            ------
                                                               MARCH 31,          DECEMBER 31,
                                                                  1996                1995
                                                               -----------        ------------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . .   $   3,715,110           2,778,447
  Rents and other receivables (net of allowance
    for doubtful accounts of $306,050 in 1996 and
    $263,462 in 1995). . . . . . . . . . . . . . . . . . .         850,072           1,051,190
  Prepaid expenses . . . . . . . . . . . . . . . . . . . .          19,699              48,871
                                                               -----------         -----------

          Total current assets . . . . . . . . . . . . . .       4,584,881           3,878,508
                                                               -----------         -----------

Investment properties, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . .      12,276,993          12,276,993
  Buildings and improvements . . . . . . . . . . . . . . .      33,426,535          33,386,378
                                                               -----------         -----------
                                                                45,703,528          45,663,371
  Less accumulated depreciation. . . . . . . . . . . . . .      10,261,814           9,983,281
                                                               -----------         -----------
          Total investment properties, net
           of accumulated depreciation . . . . . . . . . .      35,441,714          35,680,090




                                   CARLYLE INCOME PLUS, LTD.
                                    (A LIMITED PARTNERSHIP)

                                  BALANCE SHEETS - CONTINUED

                                                                MARCH 31,         DECEMBER 31,
                                                                  1996                1995
                                                              ----------           ----------

Investments in unconsolidated ventures, at
 equity. . . . . . . . . . . . . . . . . . . . . . . . . .      9,627,431           9,505,409
Deferred expenses  . . . . . . . . . . . . . . . . . . . .         89,801              87,955
Accrued rents receivable . . . . . . . . . . . . . . . . .        413,929             415,509
                                                              -----------        ------------
                                                             $ 50,157,756          49,567,471
                                                              ===========         ===========


                    LIABILITIES AND PARTNERS' CAPITAL  ACCOUNTS (DEFICITS)
                    ------------------------------------------------------


Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . .     $  109,514              93,068
  Amounts due to affiliates  . . . . . . . . . . . . . . .         53,358              46,010
  Unearned rents . . . . . . . . . . . . . . . . . . . . .         11,683              71,350
  Accrued real estate taxes. . . . . . . . . . . . . . . .        852,343             937,812
                                                               ----------         -----------
          Total current liabilities. . . . . . . . . . . .      1,026,898           1,148,240

Tenant security deposits . . . . . . . . . . . . . . . . .        195,633             194,801
                                                               ----------         -----------
          Total liabilities. . . . . . . . . . . . . . . .      1,222,531           1,343,041
                                                               ----------         -----------
Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . .         25,000              25,000
    Cumulative net earnings. . . . . . . . . . . . . . . .        611,001             575,461
    Cumulative cash distributions. . . . . . . . . . . . .     (1,723,581)         (1,723,581)
                                                               ----------         -----------
                                                               (1,087,580)         (1,123,120)
                                                               ----------         -----------

                                   CARLYLE INCOME PLUS, LTD.
                                    (A LIMITED PARTNERSHIP)

                                  BALANCE SHEETS - CONTINUED

                                                                 MARCH 31,        DECEMBER 31,
                                                                   1996              1995
                                                               ----------         -----------
  Limited partners (88,808.058 Interests):
    Capital contributions, net of offering costs . . . . .     77,762,167          77,762,167
    Cumulative net earnings. . . . . . . . . . . . . . . .      8,686,255           8,011,000
    Cumulative cash distributions. . . . . . . . . . . . .    (36,425,617)        (36,425,617)
                                                               ----------         -----------
                                                               50,022,804          49,347,550
                                                               ----------         -----------
          Total partners' capital accounts . . . . . . . .     48,935,225          48,224,430
                                                               ----------         -----------

                                                             $ 50,157,756          49,567,471
                                                               ==========          ===========















                        See accompanying notes to financial statements.

                                   CARLYLE INCOME PLUS, LTD.
                                    (A LIMITED PARTNERSHIP)
                                   STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                          (UNAUDITED)
                                                    1996                    1995
                                                -----------              ----------
Income:
  Rental income. . . . . . . . . . . . . . . . $  1,670,910               1,693,602
  Interest income. . . . . . . . . . . . . . .       53,347                  62,550
                                                -----------             -----------
                                                  1,724,257               1,756,152
                                                -----------             -----------
Expenses:
  Depreciation . . . . . . . . . . . . . . . .      278,533                 351,334
  Property operating expenses. . . . . . . . .      716,836                 605,153
  Professional services. . . . . . . . . . . .       35,745                  48,959
  Amortization of deferred expenses. . . . . .        7,367                   8,055
  General and administrative . . . . . . . . .       97,003                  34,205
                                                -----------             -----------
                                                  1,135,484               1,047,706
                                                -----------             -----------
          Operating earnings (loss). . . . . .      588,773                 708,446

Partnership's share of operations
 of unconsolidated ventures. . . . . . . . . .      122,022                 165,910
                                                -----------             -----------

           Net earnings (loss) . . . . . . . . $    710,795                 874,356
                                                ===========             ===========
           Net earnings (loss) per limited
            partnership interest . . . . . . . $       7.60                    9.35
                                                ===========             ===========
           Cash distributions per limited
            partnership interest . . . . . . . $    --                        15.00
                                                ===========             ===========

                        See accompanying notes to financial statements.

                                   CARLYLE INCOME PLUS, LTD.
                                    (A LIMITED PARTNERSHIP)
                                   STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                          (UNAUDITED)
                                                         1996                      1995
                                                      ----------                ----------
Cash flows from operating activities:
Net earnings (loss). . . . . . . . . . . . . . .    $    710,795                   874,356
Items not requiring (providing) cash or
 cash equivalents:
  Depreciation . . . . . . . . . . . . . . . . .         278,533                   351,334
  Amortization of deferred expenses. . . . . . .           7,367                     8,055
  Partnership's share of operations of
   unconsolidated ventures, net of distributions.       (122,022)                  (89,938)
Changes in:
  Rents and other receivables. . . . . . . . . .         201,118                   158,769
  Prepaid expenses . . . . . . . . . . . . . . .          29,172                    22,263
  Accrued rents receivable . . . . . . . . . . .           1,580                    (4,803)
  Accounts payable . . . . . . . . . . . . . . .          16,446                   (21,483)
  Amounts due to affiliates. . . . . . . . . . .           7,348                   (19,861)
  Unearned rents . . . . . . . . . . . . . . . .         (59,667)                  (52,754)
  Accrued real estate taxes. . . . . . . . . . .         (85,469)                 (107,047)
  Tenant security deposits . . . . . . . . . . .             832                    (1,804)
                                                      ----------                ----------
          Net cash provided by (used in)
           operating activities. . . . . . . . .         986,033                 1,117,087
                                                      ----------                ----------
Cash flows from investing activities:
  Net purchases of short-term investments. . . .            --                  (1,295,931)
  Additions to investment properties . . . . . .         (40,157)                  (78,603)
  Partnership's distributions from
   unconsolidated ventures . . . . . . . . . . .            --                     213,528
  Payment of deferred expenses . . . . . . . . .          (9,213)                   (8,693)
                                                      ----------                ----------
          Net cash provided by (used in) investing
           activities. . . . . . . . . . . . . .         (49,370)               (1,169,699)
                                                      ----------                ----------


                                   CARLYLE INCOME PLUS, LTD.
                                    (A LIMITED PARTNERSHIP)

                             STATEMENTS OF CASH FLOWS - CONTINUED




                                                         1996                      1995
                                                      ----------                ----------

Cash flows from financing activities:
  Distributions to limited partners. . . . . . .          --                    (1,332,121)
  Distributions to general partners. . . . . . .          --                       (70,112)
                                                      ----------                ----------
          Net cash provided by (used in)
           financing activities. . . . . . . . .          --                    (1,402,233)
                                                      ----------                ----------

          Net increase (decrease) in cash and cash
           equivalents . . . . . . . . . . . . .   $     936,663                (1,454,845)

          Cash and cash equivalents, beginning
           of year . . . . . . . . . . . . . . .       2,778,447                 3,185,145
                                                      ----------                ----------
          Cash and cash equivalents, end of period $   3,715,110                 1,730,300
                                                      ==========                ==========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . .   $      --                         --
                                                      ==========                ==========
  Non-cash investing and financing activities. .   $      --                         --
                                                      ==========                ==========







                        See accompanying notes to financial statements.
                                                     8


                    CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

                 NOTES TO FINANCIAL STATEMENTS

                    MARCH 31, 1996 AND 1995

                          (UNAUDITED)


    GENERAL

    Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1995 which are included in the Partnership's 1995 Annual Report, as certain footnote disclosure which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

    The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

    Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.

                                    CARLYLE INCOME PLUS, LTD.
                                     (A LIMITED PARTNERSHIP)

                            NOTES TO FINANCIAL STATEMENTS - CONTINUED


    TRANSACTIONS WITH AFFILIATES

    The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments.  Fees and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are as follows:

                                                                      UNPAID AT
                                                                      MARCH  31,
                                   1996                1995             1996
                                ---------         ----------        ------------
Property management and
 leasing fees                      21,507            21,373                4,248
Reimbursement (at cost)
 for salaries, salary-related
 expenses and other out-of-
 pocket expenses                   54,197            21,821               49,110
                                 --------         ----------------     ---------
                                   75,704            43,194               53,358
                                 ========         ================     ================






                   CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED


    Landings Shopping Center

    During 1995, the JMB/ Landings venture (the "venture") negotiated a three-year lease renewal (through May 31, 1998) with a tenant occupying 9,211 square feet (approximately 10%) of the owned leasable space at the Landings Shopping Center. In
July 1995, this tenant's parent company filed for Chapter 11 bankruptcy protection. In January 1996, this tenant vacated its space, at which time it was approximately $27,000 in arrears with respect to its lease obligations. The venture is pursuing its legal remedies concerning these arrearages, however collection of all or any of these past-due amounts is doubtful.
The venture is pursuing potential replacement tenants for this space. Occupancy at the property decreased to 82% at March 31, 1996, from 95% at December 31, 1995 primarily as a result of the aforementioned tenant vacating. The parent company of another tenant (occupying approximately 12% of the owned leasable space at the property) filed for Chapter 11 bankruptcy protection in March 1996. Although this tenant continues to operate at this location, approximately $48,000 in delinquent rents are due as of the date of this report. The venture is pursuing its legal remedies concerning these arrearages. In addition, tenant leases representing approximately 10%, 22% and 25% of the leasable space at the property are scheduled to expire in 1996, 1997 and 1998, respectively, not all of which are expected to be renewed. The JMB/Landings joint venture is conserving its working capital in order to fund budgeted 1996 capital and tenant costs of approximately $100,000 and for potential future costs in connection with the lease up of the vacant space at The
Landings Shopping Center.

    Ashby Apartments

    The Ashby at McLean investment property is 97% occupied at March 31, 1996. Two apartment complexes (one to contain 624 units, the other 594 units) are being developed in the Ashby submarket. These new properties are expected to compete directly with The Ashby upon their projected completion and occupancy in the late 1996, which could adversely affect future cash flow. The CIP/Ashby joint venture is conserving its working capital in order to fund budgeted 1996 capital costs of approximately $500,000.

    Carson Industrial Park

    At the Carson Industrial Park, tenant leases representing approximately 18%, 8% and 24% of the property's leasable space are due to expire in 1996, 1997 and 1998 respectively. Not all of these leases are expected to renew.




                   CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED


    Costa Mesa Industrial Park

    At the Costa Mesa Industrial Park, occupancy decreased to
69% at March 31, 1996, from 100% at December 31, 1995 as a result of a tenant who converted its Chapter 11 bankruptcy to Chapter 7 bankruptcy in late December 1995 and vacated its space in January 1996, at which time this tenant was approximately
$75,000 in arrears with respect to its modified lease obligation. Although such amounts have been reserved for in the accompanying financial statements, the Partnership is pursuing its legal remedies concerning these arrearages; however, collection of all or any of these past-due amounts is doubtful.
The Partnership is currently pursuing a potential replacement tenant for this space. Tenant leases representing approximately
33% and 37% of the property's leasable space are due to expire in 1997 and 1998, respectively. There can be no assurance that these tenant leases will be renewed.

    Riverview Shopping Center

    At the Riverview Shopping Center, occupancy remained at 99%, but tenant leases for 13% of the property's leasable space expire in 1997, not all which are expected to renew.

    Unconsolidated Ventures - Summary Information

    Summary income statement information for JMB/Landings and
CIP/Ashby for the three months ended March 31, 1996 and 1995 is as follows:
                                     1996              1995
                                                  ------------
                                                  ----------

    Total income . . . . . .       1,110,997        1,152,476
                                 ===========      ===========

    Operating earnings . . .         329,328          442,067
                                 ===========      ===========

    Partnership's share of
     earnings. . . . . . . .         122,022          165,910
                                 ===========      ===========

    ADJUSTMENTS

    In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1996 and for the three months ended March 31, 1996 and 1995.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    Reference is made to the notes to the accompanying financial statements for additional information concerning certain of the Partnership's investments.

    In an effort to reduce Partnership operating expenses, the Partnership elected to make semiannual rather than quarterly distributions of available operating cash flow beginning in November 1995. After reviewing the Partnership's properties and their competitive marketplace, the General Partners of the Partnership expect to be able to liquidate these assets as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999
(sooner if the properties are sold in the nearer term), barring any unforeseen economic developments.

RESULTS OF OPERATIONS

    The increase in cash and cash equivalents at March 31, 1996 as compared to December 31, 1995 is due primarily to the Partnership's election to make semiannual (in May and November) rather than quarterly distributions of operating cash flow.

    The decrease in rents and other receivables (net of allowance for doubtful accounts) at March 31, 1996 as compared to December 31, 1995 is attributable primarily to a decrease in real estate tax recoveries due from tenants at the Riverview
Plaza Shopping Center at March 31, 1996, as a result of the timing of tenants' payments of such recoveries.

    The decrease in unearned rents at March 31, 1996 as compared
December 31, 1995 is attributed primarily to the timing of rental collections at the Carson Industrial Park, the Rancho
Franciscan Apartments and the Riverview Plaza Shopping Center.

    The decrease in accrued real estate taxes at March 31, 1996 as compared to December 31, 1995 is attributable primarily to the timing of real estate tax payments based upon the due dates in the jurisdictions in which the properties operate.

    The decrease in depreciation expense for the three months ended March 31, 1996 as compared to the three months ended March
31, 1995 is attributable primarily to the provisions for value impairment totaling $13,400,000 recorded at September 30, 1995 on certain of the Partnership's investment properties, due to the uncertainty relating to the Partnership's ability to recover the net carrying values of those properties.

    The increase in property operating expenses for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is due primarily to an increase in the provision for doubtful accounts at the Sunrise Town Center and an increase in real estate tax expense at the Carson Industrial
Park in 1996, which resulted primarily from prior years' real estate tax refunds recognized during the three months ended
March 31, 1995.

    The increase in general and administrative expenses for the three months ended March 31, 1996, as compared to the three months ended March 31, 1995 is attributable primarily to the timing of the recognition of costs for certain outsourcing services, the recognition of certain prior year reimbursable costs to affiliates of the General Partners and the timing of the recognition of certain printing costs in 1996.

    The decrease in Partnership's share of operations of unconsolidated ventures for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is due to a decrease in the operations of JMB/Landings, which resulted primarily from a decrease in occupancy and a corresponding decrease in rental income at the Landings Shopping Center and a decrease in the operations of CIP/Ashby, which resulted primarily from an increase in utilities and repairs and maintenance expenses at the Ashby at McLean Apartments.


























PART II.  OTHER INFORMATION
 ITEM 5.  OTHER INFORMATION

    The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties:

                                                               1995               1996
                                                     -------------------- --------------------
                                                       at    at   at   at   at  at    at    at
                                                     -------------------- --------------------
                                                     3/31  6/30 9/3012/31 3/316/30  9/30 12/31
                                                     ----  ---- ---- ---- --------  ----  ----
1. Riverview Plaza
    Shopping Center
    Chicago, Illinois. . . . . . . . . . . .          97%   97%  97%  99%  99%

2. The Landings
    Shopping Center
    Sarasota, Florida. . . . . . . . . . . .          93%   91%  88%  95%  82%

3. Carson Industrial Park
    Carson, California . . . . . . . . . . .          94%   94%  91%  94%  95%

4. Costa Mesa,
    Industrial Park
    Costa Mesa, California . . . . . . . . .         100%  100% 100% 100%  69%

5. Rancho Franciscan
    Apartments
    Santa Barbara, California. . . . . . . .          97%   95%  96%  97%  97%

6. Sunrise Town Center
    Sunrise, Florida . . . . . . . . . . . .          91%   95%  90%  85%  83%

7. The Ashby at
    McLean Apartments
    McLean, Virginia . . . . . . . . . . . .          97%   97%  98%  96%  97%



PART II.  OTHER INFORMATION
 ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

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

          10.1. Form of Escrow Deposit Agreement is hereby incorporated by reference to Exhibit 10.1 of the Partnership's Amendment No. 3 to Form S-
                  11 (File No. 33-5309) Registration Statement dated November 21, 1986.

          10.1A. Form of Amendment to Escrow Deposit Agreement is hereby incorporated by reference to
                  Exhibit 10.1A of the Partnership's Post-
                  Effective Amendment No. 4 to Form S-11 (File
                  No. 33-5309) Registration Statement dated
                  October 28, 1987.

          10.2.   Agreement dated August 11, 1987 between JMB
                  Securities Corporation and SDK Industrial
                  Parks (included are all exhibits pursuant thereto) is hereby incorporated by reference to Exhibit 10.2 of the Partnership's Post-
                  Effective Amendment No. 2 to Form S-11 (File
                  No. 33-5309) Registration Statement dated
                  August 17, 1987.

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

- -------------

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


       By:     Gailen J. Hull, Senior Vice President
       Date:   May 10, 1996

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               GAILEN J. HULL,
               Principal Accounting Officer
       Date:   May 10, 1996































