Form 10-K/A
period 1995-12-31
CARLYLE INCOME PLUS LTD
filed 1996-05-29
CIK 792978

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:   CARLYLE INCOME PLUS, LTD.
  Commission File No. 000-16975
  Form 10-K/A

Gentlemen:

Transmitted, for the above-captioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-K/A Q for the year ended December 31, 1995.


Thank you.

Very truly yours,

CARLYLE INCOME PLUS, LTD.

By:   JMB Realty Corporation
  Corporate General Partner


  By:
      Gailen J. Hull, Senior Vice President
      and Principal Accounting Officer

GJH/jt
Enclosures

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-K/A

                         AMENDMENT NO. 1

            Filed Pursuant to Section 12, 13 or 15(d)
             of the Securities Exchange Act of 1934


                    CARLYLE INCOME PLUS, LTD
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)


Commission File                   I.R.S. Employer Identification
  000-16975                                 36-3439532


  The undersigned registrant hereby amends the following sections of its Report for the year ended December 31, 1995 on Form 10-K/A as set forth in the page attached hereto:


    PART III
    ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP
Pages 49 to 53


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     CARLYLE INCOME PLUS, LTD.

                     By:  JMB Realty Corporation
                          (Corporate General Partner)



                          By:   GAILEN J. HULL
                                Gailen J. Hull
                                and Principal Accounting Officer






Dated:   May 29, 1996
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

  There were no changes in, or disagreements with, accountants during fiscal year 1995 and 1994.

                           PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

  The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. The Corporate General Partner has responsibility for all aspects of the Partnership's operations. Effective December 31, 1995, AGPP Associates, L.P. acquired the general partnership interest in the Partnership of the Associate General Partner, Carlyle Income Associates, L.P., (which constituted substantially all of the assets of Carlyle Income Associates L.P.). AGPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner, continues as the Associate General Partner. The Associate General Partner may, upon agreement with the Corporate General Partner, from time to time participate in managing Partnership properties, including approval of leasing parameters, property management budgets and changes in investment objectives based on changes in market conditions. The Associate General Partner shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval (if applicable) with respect to the management of real property of the Partnership.

  The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners
                              49

and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

  The names, positions held and length of service therein of each director and the executive and certain other officers of the Corporate General Partner are as follows:
                                               Served in
Name                Office                  Office Since
- -----              -------                  ------------

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















                              50

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

    JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), Carlyle Income Plus, L.P. II ("Carlyle Income Plus-II"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), and JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners IV") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and, JMB Income Properties, Ltd.-XIII ("JMB Income-XIII") JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships, Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including, Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (a general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")) and, Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships:
Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus-II and IDS/BIG.
                              51
    The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

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

    A. Lee Sacks (age 62) (President and Director of JMB
Insurance Agency, Inc.) has been associated with JMB since
December 1972.

    John G. Schreiber (age 49) has been associated with JMB since December 1970, and served as an Executive Vice President of JMB until December 1990. He is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. Mr. Schreiber is President of Schreiber Investment Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994 Mr. Schreiber has also served as Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He is also a director of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.
                              52
    H. Rigel Barber (age 46) has been associated with JMB since March 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

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



                              53