Form 10-Q
period 1996-06-30
CARLYLE INCOME PLUS LTD
filed 1996-08-13
CIK 792978

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:       CARLYLE INCOME PLUS, LTD.
          Commission File No. 000-16975
          Form 10-Q

Gentlemen:

Transmitted, for the above-captioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q for the second quarter ended June 30, 1996.


Thank you.

Very truly yours,

CARLYLE INCOME PLUS, LTD.

   By:   JMB Realty Corporation
         Corporate General Partner


   By:
         Gailen J. Hull, Senior Vice President
         and Principal Accounting Officer

         GJH/jt
         Enclosures

              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934


For the quarter                        Commission file
ended June 30, 1996                    number 000-16975

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
                                        -----    -----

                       TABLE OF CONTENTS
                                                           Page


PART I       FINANCIAL INFORMATION

Item  1.     Financial Statements  . . . . . . . . . . .      3

Item  2.     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations. . . . . . . . . . . . . . . . .     15


PART II      OTHER INFORMATION

Item  5.     Other Information . . . . . . . . . . . . .     18

Item  6.     Exhibits and Reports on Form 8-K  . . . . .     19

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                    CARLYLE INCOME PLUS, LTD.
                                     (A LIMITED PARTNERSHIP)
                                         BALANCE SHEETS

                                 JUNE 30, 1996 AND DECEMBER 1995

                                           (UNAUDITED)

                                             ASSETS
                                             ------
                                                                JUNE 30,          DECEMBER 31,
                                                                  1996                1995
                                                               -----------        ------------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . .      $2,845,346           2,778,447
  Rents and other receivables (net of allowance
    for doubtful accounts of $284,782 in 1996 and
    $263,462 in 1995). . . . . . . . . . . . . . . . . . .         847,220           1,051,190
  Prepaid expenses . . . . . . . . . . . . . . . . . . . .         122,047              48,871
                                                               -----------         -----------

          Total current assets . . . . . . . . . . . . . .       3,814,613           3,878,508
                                                               -----------         -----------

Investment properties, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . .      12,276,993          12,276,993
  Buildings and improvements . . . . . . . . . . . . . . .      33,522,912          33,386,378
                                                               -----------         -----------
                                                                45,799,905          45,663,371
  Less accumulated depreciation. . . . . . . . . . . . . .      10,359,529           9,983,281
                                                               -----------         -----------
          Total investment properties, net
           of accumulated depreciation . . . . . . . . . .      35,440,376          35,680,090




                                    CARLYLE INCOME PLUS, LTD.
                                     (A LIMITED PARTNERSHIP)

                                   BALANCE SHEETS - CONTINUED

                                                                JUNE 30,          DECEMBER 31,
                                                                  1996                1995
                                                              ----------           ----------

Investments in unconsolidated ventures, at
 equity. . . . . . . . . . . . . . . . . . . . . . . . . .      9,828,809           9,505,409
Deferred expenses  . . . . . . . . . . . . . . . . . . . .         83,960              87,955
Accrued rents receivable . . . . . . . . . . . . . . . . .        425,989             415,509
                                                              -----------        ------------
                                                             $ 49,593,747          49,567,471
                                                              ===========         ===========

                     LIABILITIES AND PARTNERS' CAPITAL  ACCOUNTS (DEFICITS)
                     ------------------------------------------------------


Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . .   $    250,401              93,068
  Amounts due to affiliates  . . . . . . . . . . . . . . .         50,348              46,010
  Unearned rents . . . . . . . . . . . . . . . . . . . . .         45,003              71,350
  Accrued real estate taxes. . . . . . . . . . . . . . . .      1,080,019             937,812
                                                               ----------         -----------
          Total current liabilities. . . . . . . . . . . .      1,425,771           1,148,240

Tenant security deposits . . . . . . . . . . . . . . . . .        189,713             194,801
                                                               ----------         -----------
          Total liabilities. . . . . . . . . . . . . . . .      1,615,484           1,343,041
                                                               ----------         -----------
Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . .         25,000              25,000
    Cumulative net earnings. . . . . . . . . . . . . . . .        656,635             575,461
    Cumulative cash distributions. . . . . . . . . . . . .     (1,817,063)         (1,723,581)
                                                               ----------         -----------
                                                               (1,135,428)         (1,123,120)
                                                               ----------         -----------


                                   CARLYLE INCOME PLUS, LTD.
                                     (A LIMITED PARTNERSHIP)

                                   BALANCE SHEETS - CONTINUED

                                                                 JUNE 30,         DECEMBER 31,
                                                                   1996              1995
                                                               ----------         -----------
  Limited partners (88,808.058 Interests):
    Capital contributions, net of offering costs . . . . .     77,762,167          77,762,167
    Cumulative net earnings. . . . . . . . . . . . . . . .      9,553,302           8,011,000
    Cumulative cash distributions. . . . . . . . . . . . .    (38,201,778)        (36,425,617)
                                                               ----------         -----------
                                                               49,113,691          49,347,550
                                                               ----------         -----------
          Total partners' capital accounts . . . . . . . .     47,978,263          48,224,430
                                                               ----------         -----------

                                                             $ 49,593,747          49,567,471
                                                               ==========          ===========















                         See accompanying notes to financial statements.

                                    CARLYLE INCOME PLUS, LTD.
                                     (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS

                        THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                           (UNAUDITED)


                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                            JUNE 30,                      JUNE 30,
                                    -----------------------     -------------------------
                                       1996         1995           1996           1995
                                    ----------   ----------     ----------     ----------
Income
  Rental income. . . . . . . .     $ 1,498,544    1,563,587      3,169,454      3,257,189
  Interest income. . . . . . .          41,491       63,554         94,838        126,104
                                    ----------   ----------     ----------     ----------
                                     1,540,035    1,627,141      3,264,292      3,383,293
                                    ----------   ----------     ----------     ----------
Expenses:
  Depreciation . . . . . . . .          97,715      351,975        376,248        703,309
  Property operating
   expenses. . . . . . . . . .         618,015      629,294      1,334,851      1,234,447
  Professional services. . . .          17,880       13,672         53,625         62,631
  Amortization of
   deferred expenses . . . . .           8,774        9,868         16,141         17,923
  General and
   administrative. . . . . . .          86,348       49,957        183,351         84,162
                                    ----------   ----------     ----------     ----------

                                       828,732    1,054,766      1,964,216      2,102,472
                                    ----------   ----------     ----------     ----------

          Operating
            earnings (loss). .         711,303      572,375      1,300,076      1,280,821



                                    CARLYLE INCOME PLUS, LTD.
                                     (A LIMITED PARTNERSHIP)

                               STATEMENTS OF OPERATIONS-CONCLUDED


                                           (UNAUDITED)


                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                            JUNE 30,                      JUNE 30,
                                    -----------------------     -------------------------
                                       1996         1995           1996           1995
                                    ----------   ----------     ----------     ----------


Partnership's share
 of operations of
 unconsolidated
 ventures  . . . . . . . . . .     $   201,378      151,222        323,400        317,132
                                    ----------   ----------     ----------     ----------

          Net earnings (loss).     $   912,681      723,597      1,623,476      1,597,953
                                    ==========   ==========     ==========     ==========

          Net earnings (loss)
           per limited
           partnership
           interest. . . . . .     $      9.77         7.74          17.37          17.09
                                    ==========   ==========     ==========     ==========

          Cash distributions
           per limited partnership
           interest. . . . . .     $     20.00        10.00          20.00          25.00
                                    ==========   ==========     ==========     ==========

                         See accompanying notes to financial statements.

                                    CARLYLE INCOME PLUS, LTD.
                                     (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS

                             SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                           (UNAUDITED)

                                                               1996                    1995
                                                           ------------           ------------
Cash flows from operating activities:
 Net earnings (loss) . . . . . . . . . . . . . . . . .      $ 1,623,476             1,597,953
 Items not requiring (providing) cash or cash equivalents:
 Depreciation. . . . . . . . . . . . . . . . . . . . .          376,248               703,309
 Amortization of deferred expenses . . . . . . . . . .           16,141                17,923
 Partnership's share of operations of unconsolidated
  ventures, net of distributions . . . . . . . . . . .         (323,400)             (167,132)
Changes in:
 Rents and other receivables . . . . . . . . . . . . .          203,970               (50,216)
 Prepaid expenses. . . . . . . . . . . . . . . . . . .          (73,176)              (70,814)
 Accrued rents receivable. . . . . . . . . . . . . . .          (10,480)               (9,606)
 Accounts payable. . . . . . . . . . . . . . . . . . .          157,307                81,603
 Amounts due to affiliates . . . . . . . . . . . . . .            4,363               (27,305)
 Unearned rents. . . . . . . . . . . . . . . . . . . .          (26,347)              (23,824)
 Accrued real estate taxes . . . . . . . . . . . . . .          142,207               114,378
 Tenant security deposits. . . . . . . . . . . . . . .           (5,087)                1,892
                                                           ------------           ------------
          Net cash provided by (used in) operating
           activities. . . . . . . . . . . . . . . . .        2,085,222             2,168,161
                                                           ------------           ------------

Cash flows from investing activities:
  Net purchases of short-term investments. . . . . . .             --              (2,276,316)
  Additions to investment properties . . . . . . . . .         (136,534)             (162,430)
  Partnership's distributions from
   unconsolidated ventures . . . . . . . . . . . . . .             --                 170,500
  Payment of deferred expenses . . . . . . . . . . . .          (12,146)              (11,597)
                                                           ------------            -----------

                                    CARLYLE INCOME PLUS, LTD.
                                     (A LIMITED PARTNERSHIP)

                              STATEMENTS OF CASH FLOWS - CONCLUDED


                                                                 1996                1995
                                                           ------------          -----------


          Net cash provided by (used in)
            investing activities . . . . . . . . . . .         (148,680)         (2,279,843)
                                                           ------------          -----------

Cash flows from financing activities:
  Distributions to limited partners. . . . . . . . . .       (1,776,161)         (2,220,202)
  Distributions to general partners. . . . . . . . . .          (93,482)           (116,853)
                                                            -----------          -----------


          Net cash provided by (used in)
            financing activities . . . . . . . . . . .       (1,869,643)         (2,337,055)
                                                            -----------          -----------

          Net increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . .      $    66,899          (2,448,737)

          Cash and cash equivalents, beginning of year        2,778,447           3,185,145
                                                            -----------          -----------
          Cash and cash equivalents, end of period . .      $ 2,845,346             736,408
                                                            ===========          ===========
Supplemental disclosure of cash flow information:
   Cash paid for mortgage and other interest . . . . .      $      --                   --
                                                            ===========          ===========

   Non-cash investing and financing activities . . . .      $      --                   --
                                                            ===========          ===========


                         See accompanying notes to financial statements.

                   CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

                 NOTES TO FINANCIAL STATEMENTS

                    JUNE 30, 1996 AND 1995

                          (UNAUDITED)


    GENERAL

    Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995 which are included in the Partnership's
1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

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

    Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


                                  CARLYLE INCOME PLUS, LTD.
                                   (A LIMITED PARTNERSHIP)

                           NOTES TO FINANCIAL STATEMENTS - CONTINUED


    TRANSACTIONS WITH AFFILIATES

    The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments.  Fees, commissions and other expenses required to be paid by the
Partnership to the General Partners and their affiliates as of June 30, 1996 and for the six months ended June 30, 1996 and 1995 were as follows:

                                                                      UNPAID AT
                                                                        JUNE 30,
                                   1996                1995             1996
                                ---------         ----------        ------------
Property management and
 leasing fees                   $  48,485            43,875               9,899
Insurance commissions              10,456            11,073                --
Reimbursement (at cost)
 for out-of pocket salary
 and salary-related  expenses
 related to the on-site
 and other costs for the
 Partnership and its investment
 properties.                       44,556            50,355              40,449
                                 --------         ----------------     ---------
                                $ 103,497           105,303              50,348
                                 ========         ================     ================








                  CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED


    Landings Shopping Center

    Occupancy at the property decreased to 65% at June 30, 1996, from 82% at March 31, 1996 primarily as a result of the vacating of four tenants which occupied approximately 16,700 square feet.
The JMB/Landings joint venture (the "venture") is pursuing its legal remedies concerning the approximately $88,000 in aggregate arrearages due from various tenants, including approximately
$35,000 in delinquent rents due from a tenant occupying 11,200 square feet whose parent company recently filed for bankruptcy protection. In addition, tenant leases representing approximately 19% and 26% of the leasable space at the property are scheduled to expire in 1997 and 1998, respectively, not all of which are expected to be renewed. The venture is conserving its working capital in order to fund budgeted 1996 capital and tenant costs of approximately $100,000 (most of which has not been expended at June 30, 1996)and for potential future costs in connection with the lease up of the vacant space.

    Ashby Apartments

    The property is 96% occupied at June 30, 1996. Two apartment complexes (one to contain 624 units, the other 594 units) are being developed in the Ashby submarket. These new properties are expected to compete directly with The Ashby upon their projected completion and occupancy in the late 1996, which could adversely affect future cash flow. The CIP/Ashby joint venture
(the "venture") is conserving its working capital in order to fund budgeted 1996 capital costs of approximately $500,000, only a minor portion of which has been expended at June 30, 1996.

    In July 1996 the venture entered into a contract with a potential purchaser for the sale of this property for a sale price of $21,400,000, payable in cash at closing. The sale of the property is subject to the closing of the transaction including satisfaction of certain closing conditions. There can be no assurance, however, that the final sale agreement will not differ in various respects from the present agreement, or that the sale of the property will be consummated on any terms. If the sale is consummated under the proposed terms, the venture would recognize a gain of approximately $3,700,000 for financial reporting purposes (of which the Partnership's share would be approximately $1,147,000), primarily as a result of a $7,572,479 value impairment recorded by the venture in 1994 (of which the Partnership's share was $2,347,468), and would recognize a loss of approximately $3,400,000 for Federal income tax reporting purposes in 1996 (of which the Partnership's share would be approximately $1,054,000).

    The property was classified as held for sale as of April 1, 1996 and therefore has not been subject to continued depreciation as of that date. The accompanying financial statements include $144,884 and $72,354 of operations of unconsolidated venture for the three months ended June 30, 1996 and 1995, respectively. Such asset had a net carrying value of $5,738,228 and $5,523,770 at June 30, 1996 and December 31,
1995, respectively.


                   CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

    Carson Industrial Park

    Tenant leases representing approximately 20%, 28% and 23% of the property's leasable space are due to expire during the second half of 1996, in 1997 and 1998, respectively. Not all of these leases are expected to be renewed.

    Costa Mesa Industrial Park

    Occupancy remained at 69% at June 30, 1996, as a result of a tenant who converted its Chapter 11 bankruptcy to Chapter 7 bankruptcy in late December 1995 and vacated its space in January 1996, at which time this tenant was approximately
$75,000 in arrears with respect to its modified lease obligation. Although such amounts have been reserved for in the accompanying financial statements, the Partnership is pursuing its legal remedies concerning these arrearages; however, collection of all or any of these past-due amounts is doubtful.
The Partnership is currently pursuing a potential replacement tenant for this space. Tenant leases representing approximately
33% and 37% of the property's leasable space are due to expire in 1997 and 1998, respectively. There can be no assurance that these tenant leases will be renewed.

    Currently, the Partnership is actively pursuing the sale of this property which was classified as held for sale as of April
1, 1996 and therefore has not been subject to continued depreciation as of that date. The accompanying financial statements include $97,174 and $138,987 of revenues for the three months ended June 30, 1996 and 1995 and $24,952 and $90,858 of operating expenses for the three months ended June
30, 1996 and 1995, respectively. The property had a net carrying value of $2,931,475 and $2,946,261 at June 30, 1996 and December 31, 1995, respectively.

    In June, 1996 the Partnership discovered the existence of an unspecified amount of soil contamination on the Costa Mesa
Industrial Park property. Currently, the Partnership is in the process of investigating the nature and extent of the contamination and cost-effective methods for remediation. The
Partnership believes that the source of this contamination is a current tenant at the property. The Partnership has initiated discussions to have the tenant, among other things, cover the costs of any required remediation. The Partnership has meritorious rights of action against the tenant in the event current discussions prove unsuccessful. As of the date of this report, the investigation of the contamination is incomplete. As the Partnership cannot determine with any degree of certainty the range of costs for any required remediation, no such estimate has been accrued for in the accompanying financial statements. The Partnership does not believe that the cost of any required remediation will have a material effect on the Partnership as a whole, although no such assurances can be given.

    Rancho Franciscan Apartments

    Occupancy remained at 97%. Currently, the Partnership is actively pursuing the sale of this property which was classified

                   CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

as held for sale as of April 1, 1996 and therefore has not been subject to continued depreciation as of that date. The accompanying financial statements include $288,792 and $274,932 of revenues for the three months ended June 30, 1996 and 1995 and $112,785 and $161,875 of operating expenses for the three months ended June 30, 1996 and 1995, respectively. The property had a net carrying value of $7,455,846 and $7,499,005 at June
30, 1996 and December 31, 1995, respectively.

    Riverview Shopping Center

    Occupancy decreased to 97% at June 30, 1996, from 99% at
March 31, 1996. Tenant leases for 13% of the property's leasable space expire in 1997, not all which are expected to be renewed.

    In July 1996, a potential purchaser signed a letter of intent to purchase this property. There can be no assurance, however, that the sale of the property will be consummated with this potential purchaser. If the sale is consummated under the proposed terms, the Partnership would recognize a gain for both financial reporting and Federal income tax reporting purposes.

    The property was classified as held for sale as of April 1, 1996 and therefore has not been subject to continued depreciation as of that date. The accompanying financial statements include $623,985 and $562,135 of revenues for the three months ended June 30, 1996 and 1995 and $312,688 and $398,752 of operating expenses for the three months ended June
30, 1996 and 1995, respectively. The property had a net carrying value of $11,244,343 and $11,342,329 at June 30, 1996 and December 31, 1995, respectively.

    Unconsolidated Ventures - Summary Information

    Summary income statement information for JMB/Landings and
CIP/Ashby for the six months ended June 30, 1996 and 1995 is as follows:
                                     1996              1995
                                                  ------------
                                                  ----------

    Total income . . . . . .       2,264,166        2,279,047
                                 ===========      ===========

    Operating earnings . . .         909,683          833,202
                                 ===========      ===========

    Partnership's share of
     earnings. . . . . . . .         323,400          317,132
                                 ===========      ===========

    ADJUSTMENTS

    In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995.


PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    Reference is made to the notes to the accompanying financial statements for additional information concerning certain of the Partnership's investments.

    During the second quarter some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 4,251 Interests in the Partnership at $350 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June such offer expired with approximately 660 Interests being purchased by such unaffiliated third party pursuant to such offer. In addition, the Partnership has, from time to time, received inquires from other third parties that may consider making offers for Interests, including requests for the list of Limited
Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB
Realty Corporation ("JMB") the corporate general partner of the Partnership, has established a special committee (the
"Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests. Expenses incurred in connection with the previous tender offer{s} and additional potential tender offers for Interests are expected to increase Partnership operating expenses in the third quarter.

    In an effort to reduce Partnership operating expenses, the
Partnership elected to make semiannual rather than quarterly distributions of available operating cash flow beginning in
November 1995.  After reviewing the Partnership's properties and their competitive marketplace, the General Partners of the
Partnership expect to be able to conduct an orderly liquidation of its investment portfolio as quickly as practicable.
Therefore, the affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the properties are sold in the nearer term), barring any unforeseen economic
developments.

RESULTS OF OPERATIONS

    The decrease in rents and other receivables (net of allowance for doubtful accounts) at June 30, 1996 as compared to December 31, 1995 is attributable primarily to a decrease in real estate tax recoveries due from tenants at the Riverview
Plaza Shopping Center and the Sunrise Town Center at June 30,
1996, as a result of the timing of tenants' payments of such recoveries.

    The increases in prepaid expenses and in accounts payable at June 30, 1996 as compared to December 31, 1995 are attributable primarily to the payment of property insurance premiums
(covering the period June 1996 through May 1997) due at June 30,
1996 at the Partnership's investment properties.

    The decrease in unearned rents at June 30, 1996 as compared
December 31, 1995 is attributed primarily to the timing of rental collections at the Carson Industrial Park and the Rancho
Franciscan Apartments.

    The increase in accrued real estate taxes at June 30, 1996 as compared to December 31, 1995 is attributable primarily to the timing of real estate tax payments based upon the payment due dates in the jurisdiction in which the Sunrise Town Center property operates.

    The decreases in rental income for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30 1995 are attributable primarily to decreases in average occupancy at the Costa Mesa Industrial Park and the Sunrise Town Center in 1996.

    The decreases in depreciation expense for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 are attributable primarily to the provisions for value impairment totaling $13,400,000 recorded at September 30, 1995 on certain of the Partnership's investment properties, due to the uncertainty relating to the Partnership's ability to recover the net carrying values of those properties.
Additional decreases in depreciation expense are attributable to the suspension of depreciation as of April 1, 1996 on the Riverview Plaza Shopping Center, the Costa Mesa Industrial Park and the Rancho Franciscan Apartments, as such properties were classified as held for sale as of April 1, 1996.

    The increase in property operating expenses for the six months ended June 30, 1996 as compared to the six months ended
June 30, 1995 is due primarily to an increase in real estate taxes, all of which are partially recoverable from tenants, at the Riverview Plaza Shopping Center and the Sunrise Town Center and an increase in provision for doubtful accounts at the Carson
Industrial Park and the Sunrise Town Center in 1996.

    The increases in general and administrative expenses for the three and six months ended June 30, 1996, as compared to the three and six months ended June 30, 1995 are attributable primarily to the timing of the recognition of costs for certain outsourcing services, the recognition of certain prior year reimbursable costs to affiliates of the General Partners and the timing of the recognition of certain printing costs in 1996.

    The increase in Partnership's share of operations of unconsolidated ventures for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 is due primarily to an increase in the operations of CIP/Ashby as a result of the suspension of depreciation at the Ashby at McLean
Investment property, as such property was classified as held for sale as of April 1, 1996. Such increase was partly offset by decrease in the operations of JMB/Landings, which resulted primarily from a decrease in occupancy and a corresponding decrease in rental income at the Landings Shopping Center.



















PART II.  OTHER INFORMATION
 ITEM 5.  OTHER INFORMATION

    The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties:

                                                               1995               1996
                                                     -------------------- --------------------
                                                       at    at   at   at   at  at    at    at
                                                     -------------------- --------------------
                                                     3/31  6/30 9/3012/31 3/316/30  9/30 12/31
                                                     ----  ---- ---- ---- --------  ----  ----
1. Riverview Plaza
    Shopping Center
    Chicago, Illinois. . . . . . . . . . . .          97%   97%  97%  99%  99% 97%

2. The Landings
    Shopping Center
    Sarasota, Florida. . . . . . . . . . . .          93%   91%  88%  95%  82% 65%

3. Carson Industrial Park
    Carson, California . . . . . . . . . . .          94%   94%  91%  94%  95% 93%

4. Costa Mesa,
    Industrial Park
    Costa Mesa, California . . . . . . . . .         100%  100% 100% 100%  69% 69%

5. Rancho Franciscan
    Apartments
    Santa Barbara, California. . . . . . . .          97%   95%  96%  97%  97% 97%

6. Sunrise Town Center
    Sunrise, Florida . . . . . . . . . . . .          91%   95%  90%  85%  83% 82%

7. The Ashby at
    McLean Apartments
    McLean, Virginia . . . . . . . . . . . .          97%   97%  98%  96%  97% 96%




PART II.  OTHER INFORMATION
 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


        (a)       Exhibits.

          3.1.    Amended and Restated Agreement of Limited
                  Partnership is hereby incorporated by
                  reference to Exhibit A of the Partnership's
                  Prospectus contained in the Partnership's
                  Post-Effective Amendment No. 1 to Form S-11
                  (File No. 33-5309) Registration Statement dated December 8, 1987.

          3.2. Acknowledgement of rights and duties of the General Partners of the Partnership between AGPP Associates, L.P. (a successor Associate
                  General Partner of the Partnership) and JMB
                  Realty Corporation as of December 31, 1995 is filed herewith.

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

          10.2* Agreement dated as of January 24, 1990, by and between McLean Associates Limited
                  Partnership and a partnership to be formed that will be supervised or advised by an affiliate of JMB Realty Corporation relating to The Ashby at McLean Apartments.

          10.3*   Agreement of Partnership of CIP/Ashby
                  Partners dated January 30, 1990, by and
                  between Carlyle Income Plus, Ltd. and Carlyle
                  Income Plus, L.P.-II.

          10.4*   Assumption Agreement dated as of February 21,
                  1990, by and between McLean Associates
                  Limited Partnership and CIP/Ashby Partners.

          27.     Financial Data Schedule

    (b)  No Reports on Form 8-K have been filed since the
beginning of the last quarter of the period covered by this
report.
- -------------

    * Previously filed as Exhibits 10.4-10.6 to the Partnership's Report on Form 10-K of the Securities Exchange Act of 1934 (File No. 000-16975) filed on March 28, 1990 and hereby incorporated herein by reference.









                         SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       CARLYLE INCOME PLUS, LTD.

       By:     JMB Realty Corporation
               Corporate General Partner


       By:     Gailen J. Hull, Senior Vice President
       Date:   August 9, 1996

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               GAILEN J. HULL,
               Principal Accounting Officer
       Date:   August 9, 1996
