Form 10-Q
period 1996-09-30
CARLYLE INCOME PLUS LTD
filed 1996-11-12
CIK 792978

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:  CARLYLE INCOME PLUS, LTD.
Commission File No. 000-16975
Form 10-Q

Gentlemen:

Transmitted, for the above-captioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q for the 3rd quarter September 30, 1996.


Thank you.

Very truly yours,

CARLYLE INCOME PLUS, LTD.

By:JMB Realty Corporation
 Corporate General Partner


 By: ___________________________________

 Gailen J. Hull, Senior Vice President
 and Principal Accounting Officer


Enclosures
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

             Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Act of 1934


For the quarter                                   Commission file
ended September 30, 1996                          number 000-16975

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
                                                  -----    -----

TABLE OF CONTENTS
                                                                       Page


PART I          FINANCIAL INFORMATION

Item  1.        Financial Statements  . . . . . . . . . . .               3

Item  2.        Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations. . . . . . . . . . . . . . . . .              17


PART II         OTHER INFORMATION

Item  5.        Other Information . . . . . . . . . . . . .              20

Item  6.        Exhibits and Reports on Form 8-K  . . . . .              21

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                              CARLYLE INCOME PLUS, LTD.
                                               (A LIMITED PARTNERSHIP)

                                                   BALANCE SHEETS

                                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                     (UNAUDITED)

                                                       ASSETS
                                                       ------
                                    SEPTEMBER 30,             DECEMBER 31,
                                            1996                    1995
                                    -----------            ------------
Current assets:
  Cash and cash equivalents.     $     3,128,052             2,778,447
  Rents and other receivables
   (net of allowance for doubtful
   accounts of $219,627 in 1996 and
    $263,462 in 1995). . . . .         1,037,063             1,051,190
  Prepaid expenses . . . . . .            85,164                48,871
                                     -----------           -----------

          Total current assets . .     4,250,279             3,878,508
                                     -----------           -----------

Investment properties, at cost:
  Land . . . . . . . . . . . .        11,941,328            12,276,993
  Buildings and improvements . . .    33,217,598            33,386,378
                                     -----------           -----------
                                      45,158,926            45,663,371
  Less accumulated depreciation. .    10,456,774             9,983,281
                                     -----------           -----------
          Total investment properties,
           net of accumulated
           depreciation .             34,702,152            35,680,090



                                              CARLYLE INCOME PLUS, LTD.
                                               (A LIMITED PARTNERSHIP)

                                             BALANCE SHEETS - CONTINUED

                                       SEPTEMBER 30,            DECEMBER 31,
                                               1996                     1995
                                        -----------              ----------

Investments in unconsolidated
 ventures, at equity. . .  . . . .       11,164,962               9,505,409
Deferred expenses  . . . . . . . .           82,223                  87,955
Accrued rents receivable . . . . .          431,229                 415,509
                                        -----------            ------------
                                     $   50,630,845              49,567,471
                                        ===========             ===========

                        LIABILITIES AND PARTNERS' CAPITAL  ACCOUNTS (DEFICITS)
                        ------------------------------------------------------


Current liabilities:
  Accounts payable . . . . . . . .   $       92,839                  93,068
  Amounts due to affiliates  . . .           64,297                  46,010
  Unearned rents . . . . . . . . .           23,320                  71,350
  Accrued real estate taxes. . . .          959,949                 937,812
                                         ----------             -----------
          Total current liabilities. .    1,140,405               1,148,240

Tenant security deposits . . . . .          193,014                 194,801
                                         ----------             -----------
          Total liabilities. . . .        1,333,419               1,343,041
                                         ----------             -----------
Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . .             25,000                  25,000
    Cumulative net earnings (losses)        677,231                 575,461
    Cumulative cash distributions. .     (1,817,063)             (1,723,581)
                                         ----------             -----------
                                         (1,114,832)             (1,123,120)
                                         ----------             -----------

                                              CARLYLE INCOME PLUS, LTD.
                                               (A LIMITED PARTNERSHIP)

                                             BALANCE SHEETS - CONTINUED

                                        SEPTEMBER 30,            DECEMBER 31,
                                                1996                    1995
                                         -----------             -----------

  Limited partners (88,808.058
   Interests):
    Capital contributions, net of
     offering costs . . . . . . . .       77,762,167              77,762,167
    Cumulative net earnings
     (losses) . . . . . . . . . . .       10,851,869               8,011,000
    Cumulative cash
     distributions. . . . . . . . .      (38,201,778)            (36,425,617)
                                          ----------             -----------
                                          50,412,258              49,347,550
                                          ----------             -----------
          Total partners' capital
           accounts . . . . . . . .       49,297,426              48,224,430
                                          ----------             -----------

                                     $    50,630,845              49,567,471
                                          ==========             ===========















                              See accompanying notes to financial statements.

                                              CARLYLE INCOME PLUS, LTD.
                                               (A LIMITED PARTNERSHIP)

                                              STATEMENTS OF OPERATIONS

                      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                     (UNAUDITED)


                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                      SEPTEMBER 30,                    SEPTEMBER 30,
                                                -----------------------          -------------------------
                                                 1996           1995              1996            1995
                                              ----------     ----------        ----------      ----------
Income
  Rental income. . . . . . . . . . .       $  1,592,888      1,685,484          4,762,342       4,942,673
  Interest income. . . . . . . . . .             35,064         61,853            129,902         187,957
                                             ----------     ----------         ----------      ----------
                                              1,627,952      1,747,337          4,892,244       5,130,630
                                             ----------     ----------         ----------      ----------
Expenses:
  Depreciation . . . . . . . . . . .             97,245        358,083            473,493       1,061,392
  Property operating
   expenses. . . . . . . . . . . . .            665,852        677,648          2,000,703       1,912,095
  Professional services. . . . . . .            113,649           --              167,274          62,631
  Amortization of
   deferred expenses . . . . . . . .              8,594          9,284             24,735          27,207
  General and administrative . . . .             39,602        101,524            222,953         185,686
  Provisions for value impairment.              720,000     13,400,000            720,000      13,400,000
                                             ----------     ----------         ----------      ----------

                                              1,644,942     14,546,539          3,609,158      16,649,011
                                             ----------     ----------         ----------      ----------

          Operating
            earnings (loss). . . . .            (16,990)   (12,799,202)         1,283,086     (11,518,381)



                                              CARLYLE INCOME PLUS, LTD.
                                               (A LIMITED PARTNERSHIP)

                                         STATEMENTS OF OPERATIONS-CONCLUDED


                                                     (UNAUDITED)


                                                 THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                     SEPTEMBER 30,                     SEPTEMBER 30,
                                               -----------------------           -------------------------
                                                 1996          1995               1996             1995
                                              ----------    ----------         ----------       ----------


Partnership's share
 of operations of
 unconsolidated
 ventures  . . . . . . . . . . . . .             202,110    (1,606,679)           525,510      (1,289,547)
                                              ----------    ----------         ----------      ----------

          Net operating earnings
          (loss) . . . . . . . . . .             185,120   (14,405,881)         1,808,596     (12,807,928)

Partnership's share of
gain on sale of property
by unconsolidated
venture. . . . . . . . . . . . . . .           1,134,043           --           1,134,043            --
                                            ----------      ----------         ----------      ----------

          Net earnings (loss). . . .       $   1,319,163   (14,405,881)         2,942,639     (12,807,928)
                                              ==========    ==========         ==========      ==========

          Net earnings (loss)
           per limited
           partnership
           interest

          Net operating earnings
          (loss) . . . . . . . . . .       $        1.98       (154.10)             19.35         (137.01)

          Partnership's share
          of gain on sale
          of property by
          unconsolidated
          venture. . . . . . . . . .               12.64          --                12.64            --
                                              ----------    ----------         ----------      ----------

          Net earnings (loss). . . .       $       14.62       (154.10)             31.99         (137.01)
                                              ==========    ==========         ==========      ==========

          Cash distributions
           per limited partnership
           interest. . . . . . . . .       $        --           10.00              20.00           35.00
                                              ==========    ==========         ==========      ==========

                               See accompanying notes to financial statements.

                                              CARLYLE INCOME PLUS, LTD.
                                               (A LIMITED PARTNERSHIP)

                                              STATEMENTS OF CASH FLOWS

                             NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                  (UNAUDITED)
                                      1996                        1995
                               ------------               ------------

Cash flows from
  operating activities:
 Net earnings (loss) . .       $  2,942,639               (12,807,928)
 Items not requiring (providing)
  cash or cash equivalents:
 Depreciation. .  . .               473,493                 1,061,392
 Amortization of deferred
  expenses .  . . . .                24,735                    27,207
 Provisions for value
  impairment .  . . .               720,000                13,400,000
 Partnership's share of
  operations of unconsolidated
  ventures, net of distributions   (525,510)                1,289,547
 Partnership's share of gain on
  sale of property by
  unconsolidated venture . .     (1,134,043)                    --
Changes in:
 Rents and other receivables         14,127                  (357,188)
 Prepaid expenses. . . . . .        (36,293)                  (37,393)
 Accrued rents receivable. . .      (15,720)                  (14,409)
 Accounts payable. . . . . . .         (229)                   (5,156)
 Amounts due to affiliates . .       18,287                   (22,108)
 Unearned rents. . . . . . . .      (48,030)                  (76,213)
 Accrued real estate taxes . .       22,137                   476,605
 Tenant security deposits. . .       (1,787)                   (6,079)
                               ------------              ------------

          Net cash provided by
           (used in) operating
           activities. .          2,453,806                 2,928,277
                               ------------              ------------
Cash flows from investing
 activities:
  Net sales and maturities
  (purchases) of
   short-term investments.            --                      931,575
  Additions to investment
   properties . . . .              (215,555)                 (228,479)
  Partnership's distributions
   from unconsolidated
   ventures . . . . .                 --                      575,500
  Payment of deferred expenses      (19,003)                  (16,207)
                               ------------               -----------


                  CARLYLE INCOME PLUS, LTD.
                   (A LIMITED PARTNERSHIP)

           STATEMENTS OF CASH FLOWS - CONCLUDED


                                      1996                     1995
                                 ------------             -----------


          Net cash provided by
           (used in) investing
           activities .              (234,558)              1,262,389
                                 ------------             -----------

Cash flows from financing
 activities:
  Distributions to limited
   partners. .  . . . .            (1,776,161)             (3,108,282)
  Distributions to general
   partners. .  . . . .               (93,482)               (163,594)
                                  -----------             -----------


          Net cash provided by
           (used in) financing
           activities              (1,869,643)             (3,271,876)
                                   -----------             -----------

          Net increase (decrease)
           in cash and
           cash equivalents           349,605                 918,790

          Cash and cash equivalents,
           beginning of year        2,778,447               3,185,145
                                  -----------             -----------
          Cash and cash equivalents,
            end of period .    $    3,128,052               4,103,935
                                  ===========             ===========
Supplemental disclosure of cash
 flow information:
   Cash paid for mortgage and other
   interest . . . . . .        $        --                      --
                                  ===========             ===========

   Non-cash investing and
    financing activities       $        --                      --
                                  ===========             ===========


                              See accompanying notes to financial statements.

                         CARLYLE INCOME PLUS, LTD.
                          (A LIMITED PARTNERSHIP)

                       NOTES TO FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1996 AND 1995

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


                                      CARLYLE INCOME PLUS, LTD.
                                       (A LIMITED PARTNERSHIP)

                             NOTES TO FINANCIAL STATEMENTS - CONTINUED


     TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments.  Fees, commissions and other expenses required to be paid by the Partnership to the
General Partners and their affiliates as of September 30, 1996 and for the nine months ended
September 30, 1996 and 1995 were as follows:

                                                                                      UNPAID AT
                                                                                   SEPTEMBER 30,
                                           1996                   1995                  1996
                                        ---------           ----------              ------------
Property management and
 leasing fees                     $        70,164               70,029                   7,291
Insurance commissions                      15,938               15,604                     --
Reimbursement (at cost)
 for out-of pocket salary
 and salary-related  expenses
 related to the on-site
 and other costs for the
 Partnership and its investment
 properties.                               66,447              139,412                    57,006
                                         --------           ----------------           ---------
                                   $      152,549              225,045                    64,297
                                         ========           ================          ================

    All amounts payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.




                         CARLYLE INCOME PLUS, LTD.
                          (A LIMITED PARTNERSHIP)

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

    Landings Shopping Center

    Occupancy at the property increased to 67% at September 30, 1996, from 65% at June 30, 1996, but down from 82% at March 31,
1996 primarily as a result of the vacating of four tenants which occupied approximately 16,700 square feet. The JMB/Landings joint venture (the "Venture") is pursuing its legal remedies concerning the approximately $148,000 in aggregate arrearages due from various tenants, including approximately $45,000 in delinquent rents due from a tenant occupying 11,200 square feet whose parent company filed for bankruptcy protection earlier in 1996. In addition, tenant leases representing approximately 22% and 26% of the leasable space at the property are scheduled to expire in 1997 and 1998, respectively, not all of which are expected to be renewed. The venture is conserving its working capital in order to fund budgeted 1996 capital and tenant costs of approximately $130,000 (most of which has not been expended at September 30, 1996)and for potential future costs in connection with the lease-up of the vacant space, for which the venture is actively pursuing replacement tenants.

    Ashby Apartments

    The property was classified as held for sale as of April 1, 1996 and therefore has not been subject to continued depreciation as of that date. The accompanying financial statements include $374,076 and $256,600 of operations of unconsolidated venture for the nine months ended September 30, 1996 and 1995, respectively. Such asset had a net carrying value of $5,523,770 at December 31, 1995.

    In July 1996, the CIP/Ashby joint venture (the "venture") entered into a contract with a potential purchaser for the sale of this property for a sale price of $21,400,000 (before selling costs), payable in cash at closing. Pursuant to such contract, the property was sold on August 26, 1996. The venture has recognized a gain on sale of $3,658,205 for financial reporting purposes (of which the Partnership's share is $1,134,043), primarily as a result of a $7,572,479 value impairment recorded by the venture in 1994 (of which the Partnership's share was $2,347,468), and expects to recognize a loss of approximately
$3,565,000 for Federal income tax reporting purposes in 1996 (of which the Partnership's share will be approximately $1,105,000).

    Carson Industrial Park

    Occupancy remained at 93% at September 30, 1996. Tenant leases representing approximately 18%, 28% and 22% of the property's leasable space are due to expire during the remaining portion of 1996, in 1997 and 1998, respectively. Not all of these leases are expected to be renewed. Subsequent to September 30, 1996, the Partnership began actively pursuing the sale of this property.

                         CARLYLE INCOME PLUS, LTD.
                          (A LIMITED PARTNERSHIP)

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED


    Costa Mesa Industrial Park

    Occupancy remained at 69% at September 30, 1996, as a result of a tenant who converted its Chapter 11 bankruptcy to Chapter
7 bankruptcy in late December 1995 and vacated its space in January 1996, at which time this tenant was approximately
$75,000 in arrears with respect to its modified lease obligation. Accordingly, such arrearages were reserved for in the accompanying financial statements as of December 31, 1995.
During 1996, a nominal amount was received from the tenant and all remaining amounts will not be collected.The Partnership is currently pursuing a potential replacement tenant for this space. Tenant leases representing approximately 33% and 37% of the property's leasable space are due to expire in 1997 and 1998, respectively. There can be no assurance that these tenant leases will be renewed.

    Currently, the Partnership is actively pursuing the sale of this property which was classified as held for sale as of April
1, 1996 and therefore has not been subject to continued depreciation as of that date. The accompanying financial statements include $296,359 and $438,912 of revenues for the nine months ended September 30, 1996 and 1995 and $144,951 and $3,681,190 of operating expenses for the nine months ended
September 30, 1996 and 1995, respectively. The property had a net carrying value of $3,002,678 and $2,946,261 at September 30, 1996 and December 31, 1995, respectively.

    In June, 1996 the Partnership discovered the existence of an unspecified amount of subsoil contamination on the Costa Mesa
Industrial Park property. The Partnership believes that the source of this contamination is a current tenant at the property. The Partnership has initiated discussions to have the tenant, among other things, fund the costs of any required remediation. The Partnership has meritorious rights of action against the tenant in the event current discussions prove unsuccessful. Although the investigation of the extent of contamination is incomplete and a remediation plan has not been finalized by the responsible tenant as of the date of this report, based on current information, the Partnership does not expect the costs of remediation to be significant.

    Rancho Franciscan Apartments

    Occupancy decreased to 95% at September 30, 1996, from 97% at June 30, 1996. Currently, the Partnership is actively pursuing the sale of this property which was classified as held for sale as of April 1, 1996 and therefore has not been subject to continued depreciation as of that date. The accompanying financial statements include $866,013 and $829,010 of revenues for the nine months ended September 30, 1996 and 1995 and $389,895 and $1,896,368 of operating expenses for the nine months ended September 30, 1996 and 1995, respectively. The property had a net carrying value of $7,462,804 and $7,499,005 at September 30, 1996 and December 31, 1995, respectively.

                         CARLYLE INCOME PLUS, LTD.
                          (A LIMITED PARTNERSHIP)

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED


    In October 1996, a potential purchaser signed a letter of intent to purchase this property. If the sale is consummated under the proposed terms, the Partnership would recognize a gain for financial reporting purposes (primarily as a result of a $1,400,000 value impairment recorded by the Partnership in 1995) and a loss for Federal income tax reporting purposes. There can be no assurance, however, that the sale of the property will be consummated on these or any other terms with this potential purchaser.

    Riverview Shopping Center

    Occupancy remained at 97% at September 30, 1996. Tenant leases representing approximately 13% of the property's leasable space expire in 1997, not all which are expected to be renewed.

    The property was classified as held for sale as of April 1, 1996 and therefore has not been subject to continued depreciation as of that date. The accompanying financial statements include $1,975,633 and $1,854,593 of revenues for the nine months ended September 30, 1996 and 1995 and $1,025,929 and $1,205,239 of operating expenses for the nine months ended
September 30, 1996 and 1995, respectively. The property had a net carrying value of $11,244,343 and $11,342,329 at September
30, 1996 and December 31, 1995, respectively.

    In July 1996, a potential purchaser signed a letter of intent to purchase this property. If the sale is consummated under the proposed terms, the Partnership would recognize a gain in 1996 for both financial reporting and Federal income tax reporting purposes. There can be no assurance, however, that the sale of the property will be consummated on these or any other terms with this potential purchaser.

    Sunrise Town Center

    Occupancy remained at 82% at September 30, 1996. Tenant leases representing approximately 17% of the leasable space at the property are scheduled to expire in 1999, not all of which are expected to be renewed. The Partnership has budgeted approximately $160,000 in 1996 for capital and tenant costs (a substantial portion of which has not been expended at September
30, 1996).

    Based upon these market conditions and uncertainty concerning the ability to recover the carrying value of the property through future operations and sale, the Partnership, as a matter of prudent accounting practice, recorded a $720,000 provision for value impairment for this property at September
30, 1996.

    Unconsolidated Ventures - Summary Information

    Summary income statement information for JMB/Landings and
CIP/Ashby for the nine months ended September 30, 1996 and 1995 is as follows:
                                             1996               1995
                                      -----------          ----------

    Total income . . . . . . . . .      $  3,351,806         3,435,362
                                         ===========          ==========

    Operating earnings (loss)           $  1,509,565         (2,264,551)
                                         ===========          ==========

    Partnership's share of
     earnings (loss) . . . . . . .      $    525,510        (1,289,547)
                                         ===========          ==========

    Gain on sale of property            $  3,658,205               --
                                          ===========         ==========

    Partnership's share of
     gain on sale of property           $  1,134,043               --
                                         ===========          ==========

    ADJUSTMENTS

    In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995.

PART I.    FINANCIAL INFORMATION
ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL   CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investments.

    During the second quarter of 1996 some of the Limited
Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 4,251
Interests in the Partnership at $350 per Interest. The
Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate.
In June such offer expired with approximately 660 Interests being purchased by such unaffiliated third party pursuant to such offer. In addition, the Partnership has, from time to time, received inquiries from other third parties that may consider making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the corporate general partner of the Partnership, has established a special committee (the
"Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

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

    Although the Partnership expects to distribute sale proceeds from the disposition of the Partnership's remaining investment properties, without a dramatic improvement in market conditions, aggregate distributions from sale proceeds received by the Limited Partners over the entire term of the Partnership are projected to approximate half of their original investment.
These aggregate sale proceeds when combined with aggregate distributions of net cash flow over the entire term of the Partnership are projected to approximate the Limited Partners' original investment.

RESULTS OF OPERATIONS

    The increase in cash and cash equivalents at September 30, 1996 as compared to December 31, 1995 is the result of the excess of 1996 operating cash flow over 1996 distributions.

    The decrease in investment properties, at cost at September
30, 1996 as compared to December 31, 1995 is attributable primarily to the Partnership's recording of a $720,000 value impairment for the Sunrise Town Center at September 30, 1996.

    The decrease in unearned rents at September 30, 1996 as compared December 31, 1995 is attributed primarily to the timing of rental collections at the Carson Industrial Park, the Rancho
Franciscan Apartments and the Riverview Plaza Shopping Center.

    The decreases in rental income for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 are attributable primarily to decreases in average occupancy at the Costa Mesa Industrial Park and the Sunrise Town Center in 1996. The above decreases in rental income were partly offset by an increase in rental income at the Riverview Plaza Shopping Center due primarily to higher effective rents at the property in 1996.

    The decreases in interest income for the three and nine months ended September 30, 1996 as compared to the year earlier periods are attributable primarily to lower average outstanding balance in the Partnership interest-bearing cash equivalents in 1996.

    The decreases in depreciation expense for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 are attributable primarily to the provisions for value impairment totaling $13,400,000 recorded at September 30, 1995 on certain of the Partnership's investment properties due to the uncertainty relating to the Partnership's ability to recover the net carrying values of those properties. Additional decreases in depreciation expense are attributable to the suspension of depreciation as of April
1, 1996 on the Riverview Plaza Shopping Center, the Costa Mesa
Industrial Park and the Rancho Franciscan Apartments, as such properties were classified as held for sale as of April 1, 1996.

    Fees for professional services increased for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 primarily as a result of expenses incurred in connection with tender offer matters, as discussed above.

    The increase in general and administrative expenses for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 is attributable primarily to the timing of the recognition of costs for certain outsourcing services and the timing of the recognition of certain printing costs in 1996. The decrease in general and administrative expenses for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 is attributable primarily to the recognition of certain prior year reimbursable costs to affiliates of the General Partners during the three months ended September 30, 1995.

    A provision for value impairment of $720,000 was recorded for the three and nine months ended September 30, 1996 for the Sunrise Town Center investment property and provisions totaling
$13,400,000 were recorded for the three and nine months ended
September 30, 1995 for the Carson and Costa Mesa Industrial
Parks, the Rancho Franciscan Apartments, and the Sunrise Town
Center investment properties due to the uncertainty relating to the Partnership's ability to recover the net carrying value of these properties through future operations or sale during the intended holding period (to no later than 1999) for these investments.

    Partnership's share of operations of unconsolidated ventures for the three and nine months ended September 30, 1995 contain the Partnership's share ($1,750,000) of the provision for value impairment record by the JMB/Landings joint venture. An additional increase in Partnership's share of operations of unconsolidated ventures for the three and nine months ended
September 30, 1996 as compared to the three and nine months ended September 30, 1995 is due primarily to an increase in the operations of CIP/Ashby as a result of the suspension of depreciation at the Ashby at McLean investment property, as such property was classified as held for sale as of April 1, 1996.
Such increase was partly offset by a decrease in the operations of JMB/Landings, which resulted primarily from a decrease in occupancy and a corresponding decrease in rental income at the Landings Shopping Center.

    The Partnership's share of gain on sale of property by unconsolidated venture of $1,134,043 is attributable to the August, 1996 sale of the Ashby at McLean Apartments.









PART II.  OTHER INFORMATION
 ITEM 5.  OTHER INFORMATION

    The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties:

                                            1995                    1996
                                  --------------------      --------------------
                                  at     at    at    at    at    at     at     at
                                   --------------------    --------------------
                                 3/31   6/30  9/30 12/31  3/31  6/30   9/30  12/31
                                 ----   ----  ----  ----  ----  ----   ----   ----
1. Riverview Plaza
    Shopping Center
    Chicago, Illinois. .        97%    97%   97%   99%   99%   97%    97%

2. The Landings
    Shopping Center
    Sarasota, Florida. .        93%    91%   88%   95%   82%   65%    67%

3. Carson Industrial Park
    Carson, California . .      94%    94%   91%   94%   95%   93%    93%

4. Costa Mesa,
    Industrial Park
    Costa Mesa, California .   100%   100%  100%  100%   69%   69%    69%

5. Rancho Franciscan
    Apartments
    Santa Barbara,
    California. .   .           97%    95%   96%   97%   97%   97%    95%

6. Sunrise Town Center
    Sunrise, Florida .          91%    95%   90%   85%   83%   82%    82%

7. The Ashby at
    McLean Apartments
    McLean, Virginia            97%    97%   98%   96%   97%   96%    N/A

-----------------
An "N/A" indicates that the property was not owned by the Partnership at the end of the quarter.



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

            3.2. Acknowledgement of rights and duties of the General Partners of the Partnership between AGPP Associates, L.P. (a successor Associate General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is incorporated herein by reference to the Partnership's report for June 30, 1996 on Form 10-Q (File No. 000-16975) dated August 8, 1996.

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

            10.2 Agreement dated as of January 24, 1990, by and between McLean Associates Limited Partnership and a partnership to be formed that will be supervised or advised by an affiliate of JMB Realty Corporation relating to The Ashby at McLean Apartments is hereby incorporated herein by reference to the Partnership's report for December 31, 1988 on Form 10-K (File No. 000-16975) filed March 28, 1989.

            10.3     Agreement of Partnership of CIP/Ashby
                     Partners dated January 30, 1990, by and
                     between Carlyle Income Plus, Ltd. and Carlyle Income Plus, L.P.-II is hereby incorporated herein by reference to the Partnership's report for December 31, 1988 on Form 10-K
                     (File No. 000-16975) filed March 28, 1989.


            10.4 Assumption Agreement dated as of February 21, 1990, by and between McLean Associates Limited Partnership and CIP/Ashby Partners is hereby incorporated herein by reference to the Partnership's report for December 31, 1988 on Form 10-K (File No. 000-16975) filed
                     March 28, 1989.

            27.      Financial Data Schedule

    (b) No Reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         CARLYLE INCOME PLUS, LTD.

         By:      JMB Realty Corporation
                  Corporate General Partner


         By:      Gailen J. Hull, Senior Vice President
         Date:    November 8, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  GAILEN J. HULL,
                  Principal Accounting Officer
         Date:    November 8, 1996