Form 10-K405
period 1996-12-31
CARLYLE INCOME PLUS LTD
filed 1997-03-28
CIK 792978

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:Carlyle Income Plus, L.P. - I
Commission File No. 000-16975
Form 10-K

Gentlemen:

Transmitted, for the above-mentioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-K for the year ended December 31, 1996.


Thank you.

Very truly yours,

CARLYLE INCOME PLUS, LTD.

By:JMB Realty Corporation
 Corporate General Partner



By:-------------------------------
 Gailen J. Hull, Senior Vice President
 and Principal Accounting Officer

CSN:vb
Enclosures

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Act of 1934


FOR THE FISCAL YEAR                                COMMISSION FILE
ENDED DECEMBER 31, 1996                           NUMBER 000-16975

                         CARLYLE INCOME PLUS, LTD.
          (Exact name of registrant as specified in its charter)

       Illinois                                  36-3439532
 (State of organization)               (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois                        60611
(Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code  312-915-1987

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange
on  Title of each class                              which registered
-------------------                                ---------------------
-
        None                                                 None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.
Documents incorporated by reference:  None



                      TABLE OF CONTENTS
                                                                       Page


PART I

Item  1.        Business . . . . . .  . . . . . . . . . . .             1

Item  2.        Properties. . . . . . . . . . . . . . . . .             4

Item  3.        Legal Proceedings . . . . . . . . . . . . .             7

Item  4.        Submission of Matters to a Vote of Security
                Holders. . . . .  . . . . . . . . . . . . .             7

PART II

Item  5.        Market for the Partnership's Limited
                Partnership Interests and Related Security
                Holder Matters  . . . . . . . . . . . . . .             7

Item  6.        Selected Financial Data . . . . . . . . . .             8

Item  7.        Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations  . . . . . . . . . . . . . . . .            12

Item  8.        Financial Statements and Supplementary
                Data  . . . . . . . . . . . . . . . . . . .            20

Item  9.        Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure  . .            50


PART III

Item  10.       Directors and Executive Officers of the
                Partnership . . . . . . . . . . . . . . . .            50

Item  11.       Executive Compensation. . . . . . . . . . .            55

Item  12.       Security Ownership of Certain Beneficial
                Owners and Management . . . . . . . . . . .            55

Item  13.       Certain Relationships and Related
                Transactions  . . . . . . . . . . . . . . .            56


PART IV

Item  14.       Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K . . . . . . . . . . . .            57


SIGNATURES  . . . . . . . . . . .  . . . . . . . . . . .               59

                                 PART I


ITEM  1.  BUSINESS

    Unless otherwise indicated, all references herein to "Notes" are to Notes to Financial Statements contained in this annual report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

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

    The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title and/or through joint venture partnership interests. The Partnership's real property investments are located throughout the nation and it has no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than October 31, 2036. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment portfolio as quickly as practicable and to wind up its affairs not later than December 31, 1999 (sooner if the properties are sold in the nearer term), barring any unforeseen economic developments.

    The Partnership has made the real property investments set forth in the following table:

                                                                 SALE OR DISPOSITION
                                                                  DATE, OR IF OWNED
                                                                AT DECEMBER 31, 1996
                                                                  ORIGINAL INVESTED
NAME, TYPE OF PROPERTY                               DATE OF          CAPITAL
   AND LOCATION (c)                   SIZE          PURCHASE       PERCENTAGE (a)        TYPE OF OWNERSHIP
-----------------------               ----          --------      ----------------       -----------------
 1. Riverview Plaza
     Shopping Center
     Chicago,
     Illinois. . . . . .          139,000 sq.ft      8/11/87          12/12/96        fee ownership of land and
                                      n.r.a                                           improvements (e)
 2. The Landings
     Shopping Center
     Sarasota,
     Florida . . . . . .          94,000 sq.ft.      8/16/88              9%          fee ownership of land and
                                     n.r.a.                                           improvements (through
                                                                                      joint venture partnership)
                                                                                      (b)
 3. Carson Industrial
     Park
     Carson,
     California. . . . .         206,000 sq.ft.     11/01/88             15%          fee ownership of land and
                                     g.l.a.                                           improvements
 4. Costa Mesa Industrial
     Park
     Costa Mesa,
     California. . . . .          107,000 sq.ft     11/01/88             10%          fee ownership of land and
                                     g.l.a.                                           improvements (g)
 5. Rancho Franciscan
     Apartments
     Santa Barbara,
     California. . . . .            111 units       12/28/88             14%          fee ownership of land
                                                                                      and improvements (f)
 6. Sunrise Town Center
     Sunrise,
     Florida . . . . . .         128,000 sq. ft.    10/12/89             20%          fee ownership of land and
                                     n.r.a.                                           improvements (d)


                                                                      ORIGINAL
                                                                      INVESTED
NAME, TYPE OF PROPERTY                             DATE OF             CAPITAL
   AND LOCATION (c)                   SIZE         PURCHASE        PERCENTAGE (a)        TYPE OF OWNERSHIP
-----------------------               ----         --------       ----------------       -----------------

 7. The Ashby at McLean
     Apartments
     McLean,
     Virginia. . . . . .            250 units      2/28/90             8/26/96        fee ownership of land and
                                                                                      improvements (through
                                                                                      joint venture partner-
                                                                                      ship) (b) (e)

----------------
  (a)  The computation of this percentage for properties held at December 31, 1996 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

  (b)  Reference is made to the Notes for a description of the joint venture partnership through which the Partnership has made this real property investment.

  (c)  Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning real estate taxes and depreciation.

  (d)  Reference is made to Item 6 - Selected Financial Data for additional operational and lease expiration data concerning this investment property.

  (e)  This property has been sold.  Reference is made to the Notes for a description of the sale of such real property investment.

  (f)  This property was sold January 22, 1997.   Reference is made to the Notes for a description
of the sale of such real property investment.

  (g)  This property was sold March 3, 1997.  Reference is made to the Notes for a description of the sale of such real property investment.





   The Partnership's real property investments are subject to competition from similar types of properties (including, in certain areas, properties owned by affiliates of the General Partners) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants in markets where significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future capital improvement plans of the Partnership and certain of its significant investment properties. Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and the competitiveness of its properties in its markets primarily on the basis of effective rents, tenant allowances, and service provided to tenants. In the opinion of the Corporate General Partner of the Partnership, all of the investment properties held at December 31, 1996 are adequately insured. Although there is earthquake insurance coverage for a portion of the value of the Partnership's investment properties, the Corporate General Partner does not believe that such coverage for the entire replacement cost of the investment properties is available on economic terms.

    Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's properties as of December 31, 1996.

    On August 26, 1996, CIP/Ashby Partners sold The Ashby at
McLean Apartments. Reference is made to the Notes for a further description of such transaction.

    On December 12, 1996, the Partnership sold the Riverview
Shopping Center. Reference is made to the Notes for further description of such transaction.

    On January 22, 1997 and March 3, 1997, the Partnership sold the Rancho Franciscan Apartments and the Costa Mesa Industrial
Park, respectively. Reference is made to the Notes for a further description of such transactions.

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

ITEM 2.  PROPERTIES

    The Partnership owns or owned directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of such properties.


     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1996 and 1995 for the Partnership's investment properties owned during 1996:
                                                                            1995                    1996

                                                                   --------------------      --------------------
                                                                  at     at    at    at    at    at     at     at
                                                                   --------------------      --------------------
                                     PRINCIPAL BUSINESS         3/31   6/30  9/30 12/31  3/31  6/30   9/30  12/31
                                     ------------------         ----   ----  ----  ----  ----  ----   ----   ----
1. Riverview Plaza
    Shopping Center
    Chicago, Illinois. . . . .       Retail                      97%    97%   97%   99%   99%   97%    97%    N/A

2. The Landings
    Shopping Center
    Sarasota, Florida. . . . .       Retail                      93%    91%   88%   95%   82%   65%    67%    60%

3. Carson Industrial Park            Light Industrial/
    Carson, California . . . .       Retail/Distrib.             94%    94%   91%   94%   95%   93%    93%    93%

4. Costa Mesa,
    Industrial Park
    Costa Mesa                       Light Industrial/
    California (2) . . . . . .       Research & Develop.        100%   100%  100%  100%   69%   69%    69%    69%

5. Rancho Franciscan
    Apartments
    Santa Barbara,
    California(1). . . . . . .       Apartments                  97%    95%   96%   97%   97%   97%    95%    98%

6. Sunrise Town Center
    Sunrise, Florida . . . . .       Retail                      91%    95%   90%   85%   83%   82%    82%    83%

7. The Ashby at
    McLean Apartments
    McLean, Virginia . . . . .       Apartments                  97%    97%   98%   96%   97%   96%    N/A    N/A

---------------
  Reference is made to Item 6, Item 7 and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's investment properties.

  An "N/A" indicates that the property was sold and was not owned by the Partnership or its joint venture at the end of the period.

(1)  This property was sold January 22, 1997 as described further in the Notes.

(2)  This property was sold March 3, 1997 as described further in the Notes.


ITEM 3.  LEGAL PROCEEDINGS

    The Partnership is not subject to any pending material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during 1995 and 1996.
                                  PART II

ITEM  5.   Market for the Partnership's Limited Partnership
           Interests and Related Security Holder Matters

    As of December 31, 1996, there were 8,996 record holders of Interests of the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee.
Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

    Reference is made to Item 6 for a discussion of cash
distributions to Limited Partners.

ITEM  6.  SELECTED FINANCIAL DATA
                                             CARLYLE INCOME PLUS, LTD.
                                              (A LIMITED PARTNERSHIP)
                             YEARS ENDED DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992
                                   (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)
                                  1996             1995          1994            1993          1992
                               ----------        -------        -------        -------       --------

Total income . . . . . . .$     6,357,920      6,567,890      6,923,129       6,969,179      6,695,023
                               ==========     ==========      =========       =========      =========

Operating earnings
 (loss). . . . . . . . . .$       651,030    (11,108,745)     2,870,043       2,746,556      2,556,971

Partnership's share of
 operations of
  unconsolidated
   ventures. . . . . . . .        571,500     (1,165,684)    (1,795,473)        502,781        462,840
                               ----------     ----------     ----------      ----------     ----------
Net operating
 earnings (loss) . . . . .      1,222,530    (12,274,429)     1,074,570       3,249,337      3,019,811
                               ----------     ----------     ----------      ----------     ----------
Gain on sale and
 Partnership's share
 of gain on sale of
 investment properties          2,069,877          --             --             --             --
                               ----------     ----------     ----------      ----------     ----------
Net earnings (loss)  . . .$     3,292,407    (12,274,429)     1,074,570       3,249,337      3,019,811
                               ==========     ==========     ==========      ==========     ==========
Net earnings (loss) per
 Interest (b)

Net operating earnings
 (loss)  . . . . . . . . .$         13.08        (131.30)         11.49           34.76          32.30





Gain on sale and
 Partnership's share of
 gain on sale of
 investment properties               9.24          --             --             --             --
                               ----------     ----------     ----------      ----------     ----------
                             $      22.32        (131.30)         11.49           34.76          32.30
                               ==========     ==========      =========      ==========     ==========

Total assets . . . . . . .   $ 41,943,751     49,567,471     67,048,436      69,698,572     70,202,190
                               ==========     ==========      =========      ==========     ==========
Cash distributions
  per Interest (c)           $     113.00          55.00          40.00           40.00          55.00
                               ==========     ==========      =========      ==========     ==========


----------------
    (a)  The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

    (b)  The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of the period (88,808.058) and the specified profit and loss allocations (as discussed in the Notes) between the Limited and General Partners.

    (c)  Cash distributions from the Partnership are generally not equal to Partnership income
(loss) for financial reporting or Federal income tax purposes.  Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income
(loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.
Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.











SIGNIFICANT PROPERTIES - SELECTED RENTAL AND OPERATING DATA AT DECEMBER 31, 1996


PROPERTY
---------

Sunrise Town        a)   The net rentable area ("NRA") occupancy rate and average base rent per square
Center                   foot as of December 31 for each of the last five years were as follows:


                                                            NRA                               AVG. BASE RENT PER
                    DECEMBER 31,                     OCCUPANCY RATE                             SQUARE FOOT (1)
                    ------------                     -------------------                      -------------------
                    1992. . . . . .                  93%                                          10.08
                    1993. . . . . .                  95%                                           9.60
                    1994. . . . . .                  92%                                           8.68
                    1995. . . . . .                  85%                                           8.94
                    1996. . . . . .                  83%                                           8.31

               ---------------
                 (1)   Average base rent per square foot is based on NRA occupied as of December 31 of each year.

                                                                                Scheduled
                                                                                  Lease           Lease
                                              Square            Base Rent       Expiration       Renewal
              b)    Significant Tenants        Feet             Per Annum          Date           Option
                    ------------------        -------           ----------      -----------      ---------
                    Uptons (formerly          51,928            $ 259,640       6/2009           Six 5-year terms
                      J Byrons)
                      (Department Store)      (Ground Lease)

                    L. Luria & Son (1)        24,115              206,665       3/2010           None
                      (Department Store)

              (1)  Tenant vacated 3/7/97 as discussed further in Item 7.

                    c)    The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Sunrise Town Center:

                                                                                   Annualized          Percent of
                                           Number of       Approx. Total           Base Rent           Total 1996
                          Year Ending      Expiring        NRA of Expiring         of Expiring         Base Rent
                          December 31,     Leases (1)      Leases (1)              Leases              Expiring
                          ------------     ----------      ----------              ---------           -----------



                            1997               1              1,050                     13,000               1.5
                            1998              --               --                         --                 --
                            1999               8             22,400                    305,000              34.5
                            2000               2              5,050                     69,000               7.8
                            2001              --               --                         --                 --
                            2002              --               --                         --                 --
                            2003              --               --                         --                 --
                            2004              --               --                         --                 --
                            2005              --               --                         --                 --
                            2006              --               --                         --

                    ---------------

              (1)   Excludes leases that expire in 1997 for which renewal leases or leases with replacement tenants have been executed as of March 21, 1997.




ITEM  7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     As a result of the public offering of interests as described in Item 1, the Partnership had approximately $77,762,000 (after deducting selling expenses and other offering cost) with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such invest-ments and for working capital requirements. A portion of such proceeds was utilized to acquire the properties described in
Item 1 above.

    During 1996 some of the Holders of Interests in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at amounts between $300 and $420 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Such offers have expired. As of the date of this report, the Partnership is aware that 1,075 Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. The Partnership has recently received a request from another third party for the list of Holders of Interests. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

    The Partnership has invested in income-producing real properties, primarily existing commercial properties. The Partnership invested in such real estate on an unleveraged all-cash acquisition basis. In future periods, the General Partners do not intend to incur any indebtedness secured by a mortgage or otherwise unless it is determined by the General Partners that it is in the best interests of the Holders of Interests to incur such indebtedness. Subject to such determination, if Partnership reserves prove to be insufficient, the Partnership may consider obtaining unsecured interim bank lines of credit to fund certain significant repair or replacement expenditures of the Partnership's investment properties.

    During the fourth quarter of 1996, the Partnership distributed approximately $8,259,000 to the Holders of Interests ($93 per Interest) which included substantially all of the net proceeds from the August 1996 sale of the Ashby Apartments (as described below). The General Partners have deferred their share of the distributions of proceeds from this sale. In addition, the Partnership distributed $93,482 to the General Partners which represented their share of operational cash flow of the Partnership. At December 31, 1996, the Partnership had cash and cash equivalents of approximately $14,973,000. Such funds are available for leasing costs, for distributions to the partners and for working capital requirements. The Partnership distributed approximately $12,433,000 to the Holders of Interests ($140 per interest) during the first quarter of 1997, which represented substantially all of the proceeds from the December 12, 1996 Riverview Plaza sale. The General Partners deferred their share of the distribution of proceeds from this sale. The Partnership has currently budgeted approximately $420,000 in 1997 for tenant costs and improvements and other capital expenditures. The Partnership's share of similar items for its unconsolidated venture in 1997 is currently budgeted to be approximately $145,000. Actual amounts expended in 1997 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of
the year.   The source of capital for such items and for both
short-term and long-term future liquidity and distributions is expected to be from net cash generated by the Partnership's investment properties and from the sales of such investments.
In such regard, reference is made to the Partnership's property specific discussions below and also to the Partnership's disclosure of certain property lease expirations in Item 6.

    LANDINGS SHOPPING CENTER

    Occupancy at the property decreased to 60% at December 31, 1996, from 95% at December 31, 1995 primarily as a result of the vacating of six tenants which occupied approximately 37,000 square feet. The JMB/Landings joint venture (the "venture") is pursuing its legal remedies concerning the approximately $90,000 in aggregate arrearages due from various tenants, including approximately $52,000 in delinquent rents due from a tenant which had occupied 11,200 square feet and whose parent company filed for bankruptcy protection earlier in 1996. In addition, tenant leases representing approximately 22%, 15% and 8% of the leasable space at the property are scheduled to expire in 1997, 1998 and 1999 respectively, not all of which are expected to be renewed. The venture is conserving its working capital in order to fund budgeted 1997 capital and tenant costs of approximately $290,000 (most of which has not been expended at March 21, 1997) and for potential future costs in connection with the lease-up of the vacant space, for which the venture is actively pursuing replacement tenants.

    ASHBY APARTMENTS

    On August 26, 1996 the CIP/Ashby joint venture sold the land and related improvements of The Ashby at McLean Apartments. The sale price was $21,400,000 (before selling costs). Reference is made to the Notes for a further description of the sale.

    CARSON INDUSTRIAL PARK

    Occupancy was 93% at December 31, 1996. Tenant leases representing approximately 29% and 38% of the property's leasable space are due to expire during 1997 and 1998, respectively. Not all of these leases are expected to be renewed. The Partnership has begun actively pursuing the sale of this property. The Partnership has budgeted approximately $210,000 in 1997 for capital and tenant costs (a substantial portion of which has not been expended at March 21, 1997).

    RANCHO FRANCISCAN APARTMENTS

    In October 1996, a potential purchaser signed a letter of intent to purchase this property. The sale of the property was consummated on January 22, 1997 for a sale price of $8,302,200, which was paid in cash at closing (net of selling costs and prorations). The Partnership is expected to recognize a gain of approximately $550,000 for financial reporting purposes (primarily as a result of a $1,400,000 value impairment provision recorded by the Partnership in 1995) and a loss of approximately $735,000 for Federal income tax reporting purposes in 1997.

    COSTA MESA INDUSTRIAL PARK

    Occupancy was 69% during 1996 as a result of a tenant who converted its Chapter 11 bankruptcy to Chapter 7 bankruptcy in late December 1995 and vacated its space in January 1996, at which time this tenant was approximately $75,000 in arrears with respect to its modified lease obligation. Accordingly, such arrearages were reserved for in the accompanying financial statements as of December 31, 1995. During 1996, a nominal amount was received from the tenant and all remaining amounts due were not collected.

    The Partnership sold this property on March 3, 1997 for a sale price of $4,456,000, which was paid in cash at closing (net of selling costs and prorations). The Partnership is expected to recognize a gain of approximately $1,150,000 for financial reporting purposes (primarily as a result of a $3,400,000 value impairment provision recorded by the Partnership in 1995) and a loss of approximately $2,200,000 for Federal income tax reporting purposes in 1997.

    During 1996, the Partnership discovered subsoil contamination at the property, the source of which was believed to be a current tenant at the property. Subsequent discussions between the Partnership and the tenant resulted in the tenant agreeing to pay the costs of any required remediation of such contamination, which was substantially completed at the date of sale. In connection with the sale, the Partnership was released and indemnified by the purchaser of the property from any future liability related to such contamination, as well as all other environmental problems at the property which were known by the purchaser prior to the sale.

    SUNRISE TOWN CENTER

    Occupancy was approximately 83% during 1996. Tenant leases representing approximately 17% of the leasable space at the property are scheduled to expire in 1999, not all of which are expected to be renewed. The Partnership has budgeted approximately $135,000 in 1997 for capital and tenant costs (a substantial portion of which has not been expended at March 21,
1997). A tenant occupying 24,115 square feet (approximately 19% of the Partnership's owned net rentable area at the property) vacated its space on March 7, 1997. This tenant's lease expires in March 2010. The tenant has paid rent due under its lease through March 31, 1997. The Partnership is currently reviewing its legal remedies with respect to this tenant's lease.

    RIVERVIEW PLAZA SHOPPING CENTER

    In July 1996, a potential purchaser signed a letter of intent to purchase this property. On December 12, 1996 the Partnership sold the land and related improvements of the Riverview Shopping Center. The sale price was $12,720,000 which was paid in cash at closing (net of selling costs and prorations). Reference is made to the Notes for a further description of the sale. The Partnership recognized a gain of $935,834 and $933,492 in 1996 for financial reporting and Federal income tax reporting purposes, respectively.

    GENERAL

     The Partnership is carefully scrutinizing the appropriateness of any discretionary expenditures, particularly in relation to the amount of working capital it has available. By conserving working capital, the Partnership will be in a better position to meet future needs of its properties. In an effort to reduce Partnership operating expenses, the Partnership elected to make semiannual rather than quarterly distributions of available operating cash flow beginning in November 1995. After reviewing the Partnership's properties and their competitive marketplace, the General Partners of the Partnership expect to be able to liquidate these assets as quickly as practicable. In such regard, as of December 31, 1996, the Partnership's and its ventures' properties have been or on such date were classified as held for sale or disposition and therefore are not subject to continued depreciation. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the properties are sold in the nearer term), barring any unforeseen economic developments.

    Although the Partnership expects to distribute sale proceeds from the disposition of the Partnership's remaining investment properties, aggregate distributions from sale proceeds received by the Limited Partners over the entire term of the Partnership are expected to approximate one-half of their original investment. These aggregate sale proceeds when combined with aggregate distributions of net cash flow over the entire term of the Partnership are projected to approximate the Limited Partners' original investment.

RESULTS OF OPERATIONS

    At December 31, 1996 the Partnership owned four operating investment properties and an interest in one other operating investment property.

    The increase in cash and cash equivalents and the decrease in rents and other receivables, investment properties, at cost, accrued rents receivable, unearned rents, accrued real estate taxes and tenant security deposits at December 31, 1996 as compared to December 31, 1995 is attributable primarily to the Partnership's sale of the Riverview Plaza Shopping Center in December 1996 as described above. The Partnership distributed approximately $12,433,000 to the Holders of Interest ($140 per Interest) during the first quarter of 1997, which represented substantially all of the proceeds from the Riverview Plaza sale. The General Partners deferred their share of the distribution of proceeds from this sale.

    The decrease in investments in unconsolidated ventures, at equity, at December 31, 1996 as compared to December 31, 1995 is attributable primarily to the sale of the CIP/Ashby investment property in August, 1996 as described above, and the Partnership's receipt of approximately $7,034,000 of distributions during the fourth quarter of 1996 from CIP/Ashby, which represented sale proceeds and previously undistributed property cash flow.

      The decrease in investment properties, at cost at December
31, 1996 as compared to December 31, 1995 is also attributable to the Partnership's recording of provisions for value impairment totaling $2,050,000 for the Sunrise Town Center in 1996.

      The increase in accounts payable at December 31, 1996 as compared to December 31, 1995 is attributable primarily to payments due for capital and tenant costs at certain of the Partnership's properties at December 31, 1996.

      The decrease in rental income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is attributable primarily to a decrease in average occupancy and a decrease in effective rents at the Sunrise Town Center in 1996.
An additional decrease in rental income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is attributable to lower expense recoveries from tenants at the Carson Industrial Park in 1996. The decrease in rental income in 1995 as compared to 1994 is attributable primarily to a decrease in rental income at the Costa Mesa Industrial Park totaling approximately $150,000 as a result of the bankruptcy of a major tenant (as discussed above) and tenant recovery refunds resulting from refunds of prior years' real estate taxes received in late 1995. An additional decrease in rental income is attributable to lease renewals at rental rates lower than previous rates on certain leases at the Carson and Costa Mesa Industrial Parks and to tenant recovery refunds at the Carson Industrial Park resulting from refunds of prior years' real estate taxes received in 1995. Further decreases in rental income are attributable to a $50,000 lease termination fee collected from a tenant at the Sunrise Town Center in February1994 in order to accommodate a replacement tenant and to decreases in average occupancy and corresponding rental income at the Riverview Plaza Shopping Center and the Sunrise Town
Center in 1995.

      The increases in interest income for the years ended December 31, 1996 and 1995 as compared to the year ended December 31, 1994 are attributable primarily to larger average outstanding balances in the Partnership interest-bearing cash equivalents and investments during 1996 and 1995.

      The decrease in depreciation expense for the year ended December 31, 1996 as compared to the year ended December 31,1995 and in 1995 as compared to 1994 is attributable primarily to the provisions for value impairment totaling $13,400,000 recorded at September 30, 1995 on certain of the Partnership's investment properties due to the uncertainty relating to the Partnership's ability to recover the net carrying values of those properties. Additional decreases in depreciation expense are attributable to the suspension of depreciation as of April 1, 1996 on the Riverview Plaza Shopping Center, the Costa Mesa Industrial Park and the Rancho Franciscan Apartments, as such properties were classified as held for sale as of April 1, 1996.

      The increase in property operating expenses for the year ended December 31, 1995 as compared to the year ended December
31, 1994 is due primarily to an increase in provision for doubtful accounts at the Sunrise town Center in 1995.

      Fees for professional services increased for the year ended
December 31, 1996 as compared to the year ended December 31, 1995 primarily as a result of expenses incurred in connection with tender offer matters, as discussed above.

      The increases in general and administrative expenses for the years ended December 31, 1996 and 1995 as compared to the year ended December 31, 1994 are attributable primarily to an increase in reimbursable costs to affiliates of the General Partners and the recognition of certain additional prior year reimbursable costs to such affiliates in 1995, and to the timing of the recognition of costs for certain outsourcing services and certain printing costs in 1996 which substantially offset the effect of the aforementioned items in 1995.

      Provisions for value impairment totaling $2,050,000 were recorded during the year ended December 31, 1996 for the Sunrise Town Center investment property, and provisions totaling $13,400,000 were recorded for the year ended December 31, 1995 for the Carson and Costa Mesa Industrial Parks, the Rancho Franciscan Apartments, and the Sunrise Town Center investment properties. All such provisions were made due to the uncertainty relating to the Partnership's ability to recover the net carrying value of these properties through future operations or sale during the intended holding period (to no later than 1999) for these investments.

       The increase in Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is due primarily to the Partnership's share ($1,750,000) of the provision for value impairment record by the JMB/Landings joint venture in 1995. An additional increase in Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is due to an increase in the operations of CIP/Ashby as a result of the suspension of depreciation at the Ashby at McLean investment property, as such property was classified as held for sale as of April 1, 1996. Such increase was partly offset by a decrease in the operations of JMB/Landings, which resulted primarily from a decrease in occupancy and a corresponding decrease in rental income at the Landings Shopping Center in 1996. The increase in Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is attributable primarily to the Partnership's share ($2,347,468) of the provision for value impairment recorded by CIP/Ashby for The Ashby in 1994.

      The Partnership recognized a gain of $935,834 on the December 1996 sale of the Riverview Plaza Shopping Center and recognized its share of gain of $1,134,043 on the August 1996 sale of the Ashby at McLean Apartments by its unconsolidated venture, CIP/Ashby.


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


                         CARLYLE INCOME PLUS, LTD.
                          (A LIMITED PARTNERSHIP)


                                   INDEX


Independent Auditors' Report

Balance Sheets, December 31, 1996 and 1995

Statements of Operations, years ended December 31, 1996, 1995 and 1994

Statements of Partners' Capital Accounts (Deficits), years ended
December 31, 1996, 1995 and 1994

Statements of Cash Flows, years ended December 31, 1996, 1995 and 1994


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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Income Plus, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

    As discussed in the Notes to the financial statements, in 1996 the Partnership changed its method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.


                                                KPMG Peat Marwick LLP

Chicago, Illinois
March 21,  1997

                                             CARLYLE INCOME PLUS, LTD.
                                              (A LIMITED PARTNERSHIP)
                                                  BALANCE SHEETS

                                            DECEMBER 31, 1996 AND 1995

                                                      ASSETS
                                                      ------
                                                                                  1996             1995
                                                                               ---------       ----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .    $    14,972,580       2,778,447
  Rents and other receivables (net of allowance
    for doubtful accounts of $88,784 in 1996 and
      $263,462 in 1995). . . . . . . . . . . . . . . . . . . . . . . .            187,830       1,051,190
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . .             41,126          48,871
                                                                              -----------     -----------

          Total current assets . . . . . . . . . . . . . . . . . . . .         15,201,536       3,878,508
                                                                              -----------     -----------

Investment properties, at cost -
 Schedule III:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --         12,276,993
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . .              --         33,386,378
                                                                              -----------     -----------
                                                                                    --         45,663,371
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . .              --          9,983,281
                                                                              -----------     -----------
          Total properties held for
           investment, net of accumulated
           depreciation. . . . . . . . . . . . . . . . . . . . . . . .              --         35,680,090

  Properties held for sale or disposition. . . . . . . . . . . . . . .         22,320,312          --
                                                                              -----------      ----------

          Total investment properties. . . . . . . . . . . . . . . . .         22,320,312      35,680,090
                                                                              -----------      ----------

                                             CARLYLE INCOME PLUS, LTD.
                                              (A LIMITED PARTNERSHIP)
                                            BALANCE SHEETS - CONTINUED

                                                                                 1996             1995
                                                                              ----------      ----------

Investments in unconsolidated ventures, at
 equity. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,177,052       9,505,409
Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .            57,769          87,955
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . .           187,082         415,509
                                                                             -----------    ------------
                                                                           $  41,943,751      49,567,471
                                                                             ===========     ===========


                              LIABILITIES AND PARTNERS' CAPITAL  ACCOUNTS (DEFICITS)
                              ------------------------------------------------------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .     $     431,147          93,068
  Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . .            16,714          46,010
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . .            21,276          71,350
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . .              --           937,812
                                                                              ----------     -----------

          Total current liabilities. . . . . . . . . . . . . . . . . .           469,137       1,148,240

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . .           180,052         194,801
                                                                              ----------     -----------

          Total liabilities. . . . . . . . . . . . . . . . . . . . . .           649,189       1,343,041
                                                                              ----------     -----------
Commitments and contingencies

Partners' capital accounts (deficits)
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . .            25,000          25,000
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . .         1,885,545         575,461
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . .        (1,910,545)     (1,723,581)
                                                                              ----------     -----------
                                                                                    --        (1,123,120)
                                                                              ----------     -----------

                                             CARLYLE INCOME PLUS, LTD.
                                              (A LIMITED PARTNERSHIP)
                                            BALANCE SHEETS - CONTINUED

                                                                                 1996           1995
                                                                              ----------     -----------
  Limited partners (88,808.058 Interests):
    Capital contributions, net of offering costs . . . . . . . . . . .        77,762,167      77,762,167
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . .         9,993,323       8,011,000
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . .       (46,460,928)    (36,425,617)
                                                                              ----------     -----------
                                                                              41,294,562      49,347,550
                                                                              ----------     -----------
          Total partners' capital accounts . . . . . . . . . . . . . .        41,294,562      48,224,430
                                                                              ----------     -----------

                                                                          $   41,943,751      49,567,471
                                                                              ==========     ===========


















                                  See accompanying notes to financial statements

                                             CARLYLE INCOME PLUS, LTD.
                                              (A LIMITED PARTNERSHIP)
                                             STATEMENTS OF OPERATIONS
                                   YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                                1996            1995             1994
                                                            -----------      ----------      ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . $    6,148,871       6,339,935       6,792,721
  Interest income. . . . . . . . . . . . . . . . . . . .        209,049         227,955         130,408
                                                            -----------     -----------      ----------
                                                              6,357,920       6,567,890       6,923,129
                                                            -----------     -----------      ----------
Expenses:
  Depreciation . . . . . . . . . . . . . . . . . . . . .        525,207       1,338,869       1,405,298
  Property operating expenses. . . . . . . . . . . . . .      2,589,928       2,516,910       2,344,150
  Professional services. . . . . . . . . . . . . . . . .        224,863          87,581         101,110
  Amortization of deferred expenses. . . . . . . . . . .         36,169          50,516          32,764
  General and administrative . . . . . . . . . . . . . .        280,723         282,759         169,764
  Provisions for value impairment. . . . . . . . . . . .      2,050,000      13,400,000            --
                                                            -----------     -----------     -----------
                                                              5,706,890      17,676,635       4,053,086
                                                            -----------     -----------     -----------
          Operating earnings (loss). . . . . . . . . . .        651,030     (11,108,745)      2,870,043

Partnership's share of operations
 of unconsolidated ventures  . . . . . . . . . . . . . .        571,500      (1,165,684)     (1,795,473)
                                                            -----------     -----------     -----------

           Net operating earnings (loss) . . . . . . . .      1,222,530     (12,274,429)      1,074,570

   Gain and sale and Partnership's share
    of gain on sale of investment properties . . . . . .      2,069,877            --              --
                                                            -----------     -----------     -----------

           Net earnings (loss) . . . . . . . . . . . . . $    3,292,407     (12,274,429)      1,074,570
                                                            -----------     -----------     -----------
           Net earnings (loss) per limited
            partnership interest:

           Net operating earnings (loss) . . . . . . . .          13.08         (131.30)          11.49

           Gain on sale and Partnership's share of
            gain on sale of investment property                    9.24            --              --
                                                            -----------     -----------      ----------

           Net earnings (loss) . . . . . . . . . . . . . $        22.32         (131.30)          11.49
                                                             ===========    ===========     ===========
                                  See accompanying notes to financial statements


                                              CARLYLE INCOME PLUS, LTD.
                                               (a limited partnership)

                                 STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                    YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                            General Partners
                                                          ---------------------------------------------------------
                                                                        Net
                                                                     Earnings            Cash
                                                 Contributions        (Loss)         Distributions         Total
                                                 -------------     ----------        -------------     ------------
Balance at December 31, 1993 . . . . . . .        $     25,000      1,135,455          (1,279,541)        (119,086)

Net earnings (loss). . . . . . . . . . . .               --            53,728                --             53,728

Cash distributions ($40.00 per
 limited partnership interest).. . . . . .               --             --               (186,964)        (186,964)
                                                     ---------      ---------           ---------        ---------
Balance at December 31, 1994 . . . . . . .              25,000      1,189,183          (1,466,505)        (252,322)

Net earnings (loss). . . . . . . . . . . .               --          (613,722)               --           (613,722)

Cash distributions ($55.00 per
 limited partnership interest) . . . . . .               --             --               (257,076)        (257,076)
                                                     ---------      ---------          ----------        ---------

Balance at December 31,
1995 . . . . . . . . . . . . . . . . . . .              25,000        575,461          (1,723,581)      (1,123,120)


Net earnings (loss)  . . . . . . . . . . .               --         1,310,084                  --        1,310,084


Cash distributions ($113.00 per limited
 partnership interest) . . . . . . . . . .               --              --              (186,964)        (186,964)
                                                     ---------      ---------           ---------        ---------
Balance at December 31,
1996 . . . . . . . . . . . . . . . . . . .   $          25,000      1,885,545          (1,910,545)            --
                                                     =========     ==========          ==========       ==========

                                              CARLYLE INCOME PLUS, LTD.
                                               (A LIMITED PARTNERSHIP)

                           STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED


                                                                    Limited Partners (88,808.058 Interests)
                                                             ------------------------------------------------------
                                                     Contributions,         Net
                                                         Net of           Earnings          Cash
                                                     Offering Costs       (Loss)       Distributions       Total
                                                     --------------       --------     -------------     ---------

Balance at December 31, 1993 . . . . . . . . .           77,762,167     18,650,865      (27,988,849)    68,424,183

Net earnings (loss). . . . . . . . . . . . . .                 --        1,020,842              --       1,020,842

Cash distributions ($40.00 per
 limited partnership interest).. . . . . . . .                 --             --         (3,552,324)    (3,552,324)
                                                         ----------      ---------      -----------     ----------
Balance at December 31, 1994 . . . . . . . . .           77,762,167     19,671,707      (31,541,173)    65,892,701

Net earnings (loss). . . . . . . . . . . . . .                 --      (11,660,707)            --      (11,660,707)

Cash distributions ($55.00 per
 limited partnership interest) . . . . . . . .                 --            --          (4,884,444)    (4,884,444)
                                                         ----------     ----------      -----------     ----------
Balance at December 31, 1995 . . . . . . . . .           77,762,167      8,011,000      (36,425,617)    49,347,550

Net earnings (loss)  . . . . . . . . . . . . .                --         1,982,323             --        1,982,323

Cash distributions ($113.00 per
 limited partnership interest) . . . . . . . .                                          (10,035,311)   (10,035,311)
                                                         ----------     ----------      -----------     ----------
Balance at December 31,
1996 . . . . . . . . . . . . . . . . . . . . .           77,762,167      9,993,323      (46,460,928)    41,294,562
                                                         ==========     ==========       ==========     ==========


                                See accompanying notes to financial statements

                                              CARLYLE INCOME PLUS, LTD.
                                               (A LIMITED PARTNERSHIP)

                                              STATEMENTS OF CASH FLOWS

                                    YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                                           1996             1995           1994
                                                                        ----------      -----------     ----------
Cash flows from operating activities:
Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . $         3,292,407     (12,274,429)     1,074,570
Items not requiring (providing) cash or
 cash equivalents:
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . .           525,207       1,338,869      1,405,298
  Amortization of deferred expenses. . . . . . . . . . . . . . .            36,169          50,516         32,764
  Provisions for value impairment. . . . . . . . . . . . . . . .         2,050,000      13,400,000            --
  Partnership's share of operations of . . . . . . . . . . . . .
   unconsolidated ventures, net of distributions.. . . . . . . .          (571,500)      1,165,684      2,041,247
  Partnership's share of gain on sale of property
   by unconsolidated venture . . . . . . . . . . . . . . . . . .        (1,134,043)           --             --
  Gain on sale of investment property. . . . . . . . . . . . . .          (935,834)           --             --
Changes in:
  Rents and other receivables. . . . . . . . . . . . . . . . . .           863,360        (212,727)       108,493
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . .             7,745          (4,211)         4,320
  Accrued rents receivable . . . . . . . . . . . . . . . . . . .           (19,403)         60,364        (19,186)
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . .           338,079         (15,397)        23,551
  Amounts due to affiliates. . . . . . . . . . . . . . . . . . .           (29,296)         15,345        (30,774)
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . .           (50,074)        (27,245)        39,328
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . .          (937,812)        (16,716)       (13,717)
  Tenant security deposits . . . . . . . . . . . . . . . . . . .           (14,749)        (21,003)        (3,806)
                                                                        ----------      ----------     ----------
     Net cash provided by (used in) operating activities                 3,420,256       3,459,050      4,662,088
                                                                        ----------      ----------     ----------
Cash flows from investing activities:
  Net sales and maturities of short-term investments . . . . . .               --          931,575        252,116
  Cash proceeds from sale of investment property . . . . . . . .         12,447,147           --             --
  Additions to investment properties . . . . . . . . . . . . . .          (445,944)       (239,018)      (206,514)
  Partnership's distributions from
   unconsolidated ventures . . . . . . . . . . . . . . . . . . .         7,033,900         637,500      1,503,727
  Payment of deferred expenses . . . . . . . . . . . . . . . . .           (38,951)        (54,285)       (32,378)
                                                                        ----------      ----------     ----------
      Net cash provided by (used in) investing activities               18,996,152       1,275,772      1,516,951
                                                                        ----------      ----------     ----------


                                             CARLYLE INCOME PLUS, LTD.
                                               (A LIMITED PARTNERSHIP)

                                        STATEMENTS OF CASH FLOWS - CONTINUED

                                    YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                           1996            1995           1994
                                                                        ----------      ----------     ----------

Cash flows from financing activities:
  Distributions to limited partners. . . . . . . . . . . . . . .       (10,035,311)     (4,884,444)    (3,552,324)
  Distributions to general partners. . . . . . . . . . . . . . .          (186,964)       (257,076)      (186,964)
                                                                        ----------      ----------     ----------
          Net cash provided by (used in) financing
           activities. . . . . . . . . . . . . . . . . . . . . .       (10,222,275)     (5,141,520)    (3,739,288)
                                                                        ----------      ----------     ----------

          Net increase (decrease) in cash and cash
           equivalents . . . . . . . . . . . . . . . . . . . . .        12,194,133        (406,698)     2,439,751

          Cash and cash equivalents, beginning
           of year . . . . . . . . . . . . . . . . . . . . . . .         2,778,447       3,185,145        745,394
                                                                        ----------      ----------     ----------
          Cash and cash equivalents, end of year . . . . . . . $        14,972,580       2,778,447      3,185,145
                                                                        ==========      ==========     ==========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . $            --              --              --
                                                                        ==========      ==========     ==========
  Non-cash investing and financing activities. . . . . . . . . $            --              --              --
                                                                        ==========      ==========     ==========







                             See accompanying notes to financial statements.

                         CARLYLE INCOME PLUS, LTD.
                          (A LIMITED PARTNERSHIP)

                       NOTES TO FINANCIAL STATEMENTS

                     DECEMBER 31, 1996, 1995 AND 1994

OPERATIONS AND BASIS OF ACCOUNTING

     GENERAL

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

     The equity method of accounting has been applied in the accompanying financial statements with respect to the Partnership's interests in the two joint ventures known as JMB/Landings Associates ("JMB/Landings") and CIP/Ashby Partners ("CIP/Ashby") prior to its sale in August 1996. Accordingly, the accompanying financial statements do not include the accounts of JMB/Landings or CIP/Ashby.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded in the records of the Partnership. The effect of these items for the years ended December 31, 1996 and 1995 is summarized as follows:

                                                                   1996                             1995
                                                       -------------------------        ------------------------
                                                                    TAX BASIS                          TAX BASIS
                                                    GAAP BASIS        (UNAUDITED)     GAAP BASIS      (UNAUDITED)
                                                    -----------        ---------      ----------       ---------

Total assets . . . . . . . . . . . . . .            $  41,943,751     69,879,029      49,567,471      78,430,795
Partners' capital
 accounts
 (deficits):
  General partners . . . . . . . . . . .                   --            224,100      (1,123,120)       (489,292)
  Limited partners . . . . . . . . . . .             41,294,562       69,112,706      49,347,550      77,645,790
Net earnings (loss):
  General partners . . . . . . . . . . .              1,310,084          900,356        (613,722)        158,172
  Limited partners . . . . . . . . . . .              1,982,323        1,502,227     (11,660,707)      3,005,275
Net earnings (loss) per
 limited partnership interest. . . . . .                  22.32            16.92         (131.30)          33.84
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

    Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($14,708,472 and $2,556,737 at December 31, 1996 and 1995, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds United States Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

    No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to partners.

    The Partnership has acquired, either directly or through joint ventures, interests in three shopping centers, two industrial parks and two apartment buildings, two of which properties have been sold at December 31, 1996. The remaining properties were operating at December 31, 1996. The cost of the investment properties represents the total cost to the Partnership, including certain acquisition costs.

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

    The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. The adoption of SFAS 121 did not have any significant effect on the Partnership's financial position, results of operations or liquidity.

    In response to the uncertainty relating to the Partnership's ability to recover the net carrying value of the Carson and Costa Mesa Industrial Parks, the Rancho Franciscan Apartments, and the Sunrise Town Center investment properties through future operations or sale, as the Partnership had shortened its intended holding period for these investments to not later than 1999, the Partnership, as a matter of prudent accounting practice and for financial reporting purposes, recorded provisions for value impairment at September 30, 1995 of $4,300,000, $3,400,000, $1,400,000, and $4,300,000,respectively, for a total of $13,400,000 in 1995 for these properties. The Partnership recorded additional provisions totaling $2,050,000 in 1996 for the Sunrise Town Center. Such provisions were recorded to reduce the net basis of the investment properties to their then estimated fair values, less costs to sell as applicable.

                         CARLYLE INCOME PLUS, LTD.
                          (A LIMITED PARTNERSHIP)

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

    The results of operations for properties classified as held for sale or disposition as of December 31, 1996 or sold during the past three years were $1,000,474, ($10,969,209) and $2,982,509, respectively, for the years ended December 31, 1996, 1995 and 1994.

    In addition, the accompanying financial statements include $571,500, $(1,165,684) and $(1,795,473), respectively, of the
Partnership's share of total operations of $1,655,382, $(1,900,577) and $(6,093,870) for the years ended December 31, 1996, 1995 and 1994 of unconsolidated properties held for sale as of December 31, 1996 or sold in the past three years.

VENTURE AGREEMENTS - GENERAL

    The Partnership is a party to one joint venture agreement at December 31, 1996. The Partnership acquired, through this venture, a shopping center. Pursuant to such agreement, the Partnership made initial capital contributions of approximately $6,550,000 (before legal and other acquisition costs). Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may be required to make additional cash contributions to the venture.

INVESTMENT PROPERTIES

    Riverview Plaza Shopping Center

    In August 1987, the Partnership acquired the Riverview Plaza Shopping Center located in Chicago, Illinois. The Partnership's purchase price for the shopping center was $14,000,000, which was paid in cash at closing. An affiliate of the General Partners of the Partnership managed the property for a fee equal to a percentage of the property's minimum rents.

    The Partnership had been actively pursuing the sale of the Riverview Plaza Shopping Center which was classified as held for sale as of April 1, 1996 and therefore had not been subject to continued depreciation as of that date. In July 1996, the Partnership signed a letter of intent to sell the property to an unaffiliated third party. On December 12, 1996 the Partnership sold the land and related improvements of the Riverview Plaza shopping center. The sale price was $12,720,000 and was paid in cash at closing (net of selling costs and prorations). The Partnership recognized a gain of $935,834 for financial reporting purposes and a gain of $933,492 for Federal income tax purposes in 1996.

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

    The Partnership had been actively pursuing the sale of the Costa Mesa Industrial Park which was classified as held for sale as of April 1, 1996 and therefore had not been subject to continued depreciation as of that date. On March 3, 1997, the Partnership completed the sale of the property for a sale price of $4,456,000. The sale price was paid in cash at closing (net of selling costs and prorations) and is expected to result in a gain of approximately $1,150,000 (due primarily to the provision for value impairment of $3,400,000 recorded in September, 1995) for financial reporting purposes and is expected to result in a loss of approximately $2,200,000 for Federal income tax purposes in 1997.

    The Partnership is actively pursuing the sale of the Carson
Industrial Park property which has been classified as held for sale as of October 1, 1996 and therefore has not been subject to continued depreciation as of such date.

    Rancho Franciscan Apartments

    In December 1988, the Partnership acquired the Rancho
Franciscan Apartments located in Santa Barbara, California.  The
Partnership's purchase price for the apartment complex was $10,100,000, which was paid in cash at closing.

    The Partnership had been actively pursuing the sale of the Rancho Franciscan Apartments which was classified as held for sale as of April 1, 1996 and therefore has not been subject to continued depreciation as of that date. In October 1996, the Partnership signed a letter of intent to sell the property to an unaffiliated third party. On January 22, 1997 the Partnership sold the land and related improvements of the Rancho Franciscan Apartments. The sale price was $8,302,000 and was paid in cash at closing (net of selling costs and prorations). The Partnership expects to recognize a gain of approximately $550,000 for financial reporting purposes (primarily as a result of a $1,400,000 value impairment recorded by the Partnership in
1995) and expects to recognize a loss of approximately $735,000 for Federal income tax purposes in 1997.

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

    A tenant occupying 24,115 square feet (approximately 19% of the Partnership's owned net rentable area at the property) vacated its space on March 7, 1997. This tenant's lease expires in March 2010. The tenant has paid rent due under its lease through March 31, 1997. The Partnership is currently reviewing its legal remedies with respect to this tenant's lease.

    Based upon local market conditions and uncertainty concerning the ability to recover the carrying value of the property through future operations and sale, the Partnership, as a matter of prudent accounting practice, recorded provisions for value impairment totaling $2,050,000 for this property in 1996. Such provisions were recorded to reflect the then estimated fair value of the property based upon an analysis of discounted estimated future cash flows over the projected holding period.

    As the Partnership has committed to a plan to sell the property, the property has been classified as held for sale as of December 31, 1996 and therefore will not be subject to continued depreciation.

    JMB/Landings

     In August 1988, the Partnership, through JMB/Landings Associates, a joint venture partnership with Carlyle Income Plus, L.P.-II ("CIP-II"), another partnership sponsored by the General Partners of the Partnership, acquired a 50% interest in a shopping center located in Sarasota, Florida and known as The Landings Shopping Center.

    JMB/Landings purchased the shopping center for a purchase price of $13,100,000 which was paid in cash at closing. The Partnership contributed one-half of such amount ($6,550,000) to JMB/Landings for its 50% interest. As certain specified minimum occupancy and income levels were not achieved, the purchase price was reduced by approximately $532,000 in 1990.

     The terms of the JMB/Landings partnership agreement provide generally that annual cash flow, sale proceeds and tax items will be distributed or allocated based on the capital contributions made by each partner. Distributions and


                          CARLYLE INCOME PLUS, LTD.
                          (A LIMITED PARTNERSHIP)

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

allocations to date have been made (and any obligations to make additional capital contributions will be made) 50% to the Partnership.

     Occupancy at the Landings Shopping Center decreased to 60% at December 31, 1996, from 95% at December 31, 1995 primarily as a result of the vacating of six tenants which occupied approximately 37,000 square feet. JMB/Landings is pursuing its legal remedies concerning the approximately $90,000 in aggregate arrearages due from various tenants, including approximately $52,000 in delinquent rents due from a tenant which had occupied 11,200 square feet whose parent company filed for bankruptcy protection earlier in 1996. In addition, tenant leases representing approximately 22%, 15% and 8% of the leasable space at the property are scheduled to expire in 1997, 1998 and 1999, respectively, not all of which are expected to be renewed. JMB/Landings is conserving its working capital in order to fund budgeted 1997 capital and tenant costs of approximately $290,000 and for potential future costs in connection with the lease-up of the vacant space, for which JMB/Landings is actively pursuing replacement tenants. Furthermore, as of December 31, 1996, JMB/Landings has committed to a plan to sell the property and therefore the property was classified by the JMB/Landings venture as held for sale and will not be subject to continued depreciation.

     In response to uncertainty relating to the ability to recover the net carrying value of the property through future operations and sale, JMB/Landings, for financial reporting purposes, recorded a provision for value impairment at September 30, 1995 in the amount of $3,500,000 (of which the Partnership's share was $1,750,000). Such provision was recorded to reduce the net basis of the investment property to its then estimated fair value. There can be no assurance that any estimated fair value of this investment property would ultimately be obtained by the Partnership in any future sale or disposition transaction. An affiliate of the General Partners of the Partnership manages the property for a fee equal to 4% of the property's gross receipts. Such property management fees for the years ended December 31, 1996, and 1995 and 1994 aggregated $43,866, $45,840, and $46,008 respectively.

    CIP/Ashby

    In February 1990, the Partnership, through CIP/Ashby, a joint venture partnership with CIP - II, acquired a 31% interest in an apartment building located in McLean, Virginia and known as The Ashby at McLean Apartments ("The Ashby"). The Ashby has 250 units, commercial space and related parking facilities. CIP/Ashby's total cash investment in The Ashby was $28,705,000, of which the Partnership's share was approximately $8,899,000.

                         CARLYLE INCOME PLUS, LTD.
                          (A LIMITED PARTNERSHIP)

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

    In response to the uncertainty relating to CIP/Ashby's ability to recover the net carrying value of The Ashby through future operations or sale, CIP/Ashby, as a matter of prudent accounting practice and for financial reporting purposes, recorded a provision for value impairment at September 30, 1994 in the amount of $7,572,479 (of which the Partnership's share was $2,347,468). Such provision was recorded to reduce the net basis of the investment property to its then estimated fair value.

     In July 1996, CIP/Ashby entered into a contract with a potential purchaser for the sale of this property for a sale price of $21,400,000, payable in cash at closing (net of selling costs and prorations). Pursuant to such contract, the property was sold on August 26, 1996. CIP/Ashby recognized a gain on sale of $3,658,205 for financial reporting purposes (of which the Partnership's share is $1,134,043), primarily as a result of a $7,572,479 value impairment recorded by the venture in 1994 (of which the Partnership's share was $2,347,468), as discussed above, and recognized a loss of approximately $3,549,000 for Federal income tax reporting purposes in 1996 (of which the Partnership's share was approximately $1,100,000).

    As CIP/Ashby had committed to a plan to sell the property, the property was classified as held for sale as of April 1, 1996, and therefore, was not subject to continued depreciation as of that date.

    The terms of the CIP/Ashby partnership agreement provided generally that annual cash flow, sale proceeds and tax items be distributed or allocated based on the capital contributions made by each partner. Distributions and allocations have been made 31% to the Partnership.

    A former affiliate of the General Partners managed the property for a fee equal to 5% of the property's gross receipts.
The former affiliate also operated the underground parking facilities which it leased from CIP/Ashby.

MANAGEMENT AGREEMENTS

    All of the Partnership's properties are managed by an affiliate of the General Partners or a former affiliate of the General Partners for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets is or was acting as the property manager of the Carson and Costa Mesa Industrial Parks and the Rancho Franciscan and Ashby at McLean Apartments after

                          CARLYLE INCOME PLUS, LTD.
                          (A LIMITED PARTNERSHIP)

                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

the assignment on the same terms that existed prior to the assignment.

PARTNERSHIP AGREEMENT

    Pursuant to the terms of the Partnership Agreement, profits and losses of the Partnership from operations are generally allocated first to the General Partners in an amount equal to the greater of the General Partners' share of "Disbursable Cash" (as described below) or 1%. Profits from the sale or other disposition of investment properties generally are allocated first to the General Partners in an amount equal to the greater of the General Partners' share of cash distributions of the proceeds of any such sale or other disposition (as described below) or 1% of the total profits from any such sale or other disposition, plus an amount which will reduce deficits (if any) in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from the sale of properties. Losses from the sale or other disposition of investment properties are to be allocated 1% to the General Partners.

    The General Partners have made capital contributions of $25,000. Except under certain limited circumstances upon dissolution or liquidation of the Partnership or the General Partners' interests in the Partnership, the General Partners are not required to make any additional capital contributions. "Disbursable Cash" of the Partnership is to be distributed 93% to the Holders of Interests and 7% to the General Partners; provided, however, that receipt by the General Partners of two of such seven percentage points of disbursable cash otherwise distributable to them in any fiscal year will be subject to receipt by the Holders of Interests of a 6% return for such year on their "Average Adjusted Capital Contribution" on a noncumulative basis. Distributions of "Sale Proceeds" are to be initially allocated 99% to the Holders of Interests and 1% to the General Partners. However, upon the completion of the liquidation of the Partnership and final distribution of all Partnership funds, all previous distributions of sale proceeds to the General Partners are to be repaid to the Partnership to the extent that the Holders of Interests have not received sale proceeds equal to their initial capital investment plus a 6% return thereon (as defined). After receipt by the Holders of Interests of such preferred return, further distributions of sale proceeds are to be allocated to the General Partners until the General Partners have received distributions in an amount equal to 3% of the aggregate selling prices of all properties sold, with the remaining balance to be distributed 85% to the Holders of Interests and 15% to the General Partners; provided, however, that such 3% and 15% of sale proceeds distributable to the General Partners are subordinate to the Holders of Interests' receipt of a 9% return on their investment. Since the Holders of Interests are not expected to receive an amount

                          CARLYLE INCOME PLUS, LTD.
                          (A LIMITED PARTNERSHIP)
                 NOTES TO FINANCIAL STATEMENTS - CONTINUED

equal to their initial contributed capital from the aggregate sale proceeds of all of the Partnership's investment properties, the General Partners are deferring their 1% share in the distributions of proceeds from sales at this time.

    LEASES - AS PROPERTY LESSOR

    At December 31, 1996, the Partnership's principal assets are one shopping center, two industrial parks and an apartment complex. The Partnership has determined that all leases relating to these properties are properly classified as operating leases; therefore, rental income is reported when earned and the costs of each of the properties, excluding the cost of land, is depreciated over the estimated useful lives.

    Leases with commercial tenants range in term from one to thirteen remaining years and provide for fixed minimum rent and partial reimbursement of operating costs. Revenue from commercial tenants in 1996 approximates 22% of total rental income. In addition, certain leases with shopping center tenants provide either for additional rent based upon a percentage of the tenants' sales volume or allow for annual increases in fixed minimum rents. Revenue from shopping center tenants approximates 59% of total rental income. With respect to the Partnership's shopping center investments, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

    Cost and accumulated depreciation of the leased assets are summarized as follows at December 31, 1996:

    Shopping center:
       Cost. . . . . . . . . . . . . . . . .              $    8,664,621
       Accumulated depreciation                                2,057,598
                                                             -----------
                                                               6,607,023
                                                             -----------
    Industrial parks:
       Cost. . . . . . . . . . . . . . . . .                  11,446,697
       Accumulated depreciation. . . . . . .                   3,203,128
                                                             -----------
                                                               8,243,569
                                                             -----------
    Apartment building:
       Cost. . . . . . . . . . . . . . . . .                   9,136,450
       Accumulated depreciation. . . . . . .                   1,666,730
                                                             -----------
                                                               7,469,720
                                                             -----------
                 Total . . . . . . . . . . .              $   22,320,312
                                                             ===========

    Minimum lease payments (excluding Costa Mesa Industrial Park which was sold in March 1997) including amounts representing executory costs (e.g., taxes, maintenance, insurance) and any related profit in excess of specific reimbursements, to be received in the future under the above operating commercial lease agreements, are as follows:

    1997. . . . . . . . . . . . . . . . . . . .           $    1,431,000
    1998. . . . . . . . . . . . . . . . . . . .                  996,000
    1999. . . . . . . . . . . . . . . . . . . .                  781,000
    2000. . . . . . . . . . . . . . . . . . . .                  560,000
    2001. . . . . . . . . . . . . . . . . . . .                  295,000
    Thereafter. . . . . . . . . . . . . . . . .                2,272,000
                                                             -----------
                                                          $    6,335,000
                                                             ===========

    Minimum lease payments above exclude annual minimum rents in amounts ranging from approximately $207,000 to $225,000 per year from a tenant at Sunrise Town Center which vacated in March 1997 and whose lease expires in March 2010. The Partnership is currently reviewing its legal remedies with respect to this tenant's lease.

    Contingent rent (based upon sales by property tenants) included in rental income was $28,479, $18,387, and $16,559 for the years ended December 31, 1996, 1995 and 1994, respectively.

    TRANSACTIONS WITH AFFILIATES

    The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1996, 1995 and 1994 are as follows:


                                                               UNPAID AT
                                                              DECEMBER 31,
                             1996        1995       1994            1996
                        ---------   ---------    ---------     ----------
Property management
 and leasing
 fees                      96,140      89,917    207,039            5,034
Insurance
 commissions               15,712      18,132     16,419              --
Reimbursement (at
 cost) for
 accounting
 services                   5,389      71,651     73,509             399
Reimbursement
 (at cost)
 for portfolio
 management
 services                  21,112      27,760     14,856            7,308

Reimbursement
 (at cost)
 for legal
 services                   7,861       1,565      2,548            3,973
Reimbursement
 (at cost)
 for administrative
 charges and
 other out of
 pocket expenses              774     112,165      3,568               --
                         --------   ----------------------        -------
                          146,988   321,190      317,939           16,714
                         ========    ========    ========        ========
[FN]

    All such amounts payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.


                                              CARLYLE INCOME PLUS, LTD.
                                               (A LIMITED PARTNERSHIP)

                                      NOTES TO FINANCIAL STATEMENTS - CONCLUDED

INVESTMENTS IN UNCONSOLIDATED VENTURES

Summary financial information for JMB/Landings and CIP/Ashby, which was sold in August 1996, as of and for the years ended December 31, 1996 and 1995 is as follows:

                                                                                  1996              1995
                                                                              -----------        ----------
Current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . $  1,248,636        1,083,297
Current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (35,771)         (63,315)
                                                                              -----------       ----------

          Working capital. . . . . . . . . . . . . . . . . . . . . . . . .      1,212,865        1,019,982
                                                                              -----------       ----------

Investment properties, net . . . . . . . . . . . . . . . . . . . . . . . .           --         24,646,121
Property held for sale or disposition. . . . . . . . . . . . . . . . . . .      7,075,078             --
Other assets, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        111,504          215,812
Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (31,382)        (137,437)
Venture partner's equity . . . . . . . . . . . . . . . . . . . . . . . . .     (4,191,013)     (16,239,069)
                                                                              -----------      -----------

          Partners' capital. . . . . . . . . . . . . . . . . . . . . . . .$     4,177,052        9,505,409
                                                                              ===========      ===========

Represented by:
  Invested capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .$    14,644,795       14,644,795
  Cumulative distributions . . . . . . . . . . . . . . . . . . . . . . . .    (11,476,451)      (4,442,551)
  Cumulative earnings (loss) . . . . . . . . . . . . . . . . . . . . . . .      1,008,708         (696,835)
                                                                              -----------      -----------

                                                                           $    4,177,052        9,505,409
                                                                              ===========      ===========


                                              CARLYLE INCOME PLUS, LTD.
                                               (A LIMITED PARTNERSHIP)

                                      NOTES TO FINANCIAL STATEMENTS - CONCLUDED

JMB/LANDINGS
                                                                             1996                 1995
                                                                           ----------          ----------


Total income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$     1,038,681        1,272,150
                                                                               ==========      ===========
Expenses applicable to operating earnings
 (including $3,500,000 provision for value impairment
  in 1995) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$       731,675        4,306,385
                                                                               ==========       ==========
Operating earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . .$       307,006       (3,034,235)
                                                                               ==========       ==========

Partnership's share of operating earnings (loss) . . . . . . . . . . . . .$       153,503       (1,517,118)
                                                                               ===========      ==========

CIP/ASHBY (property sold August 26, 1996)

Total Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$     2,683,046         3,290,699
                                                                               ==========        ==========

Expenses applicable to operating earnings (depreciation
 suspended April 1, 1996). . . . . . . . . . . . . . . . . . . . . . . . .$      1,334,670        2,157,041
                                                                               ===========       ==========
Operating earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . .$      1,348,376        1,133,658
                                                                               ===========       ==========
Partnership's share of operating earnings (loss) . . . . . . . . . . . . .$        417,997          351,434
                                                                               ===========       ==========

Gain on sale of property . . . . . . . . . . . . . . . . . . . . . . . . .$      3,658,205              --
                                                                               ===========       ==========
Partnership's share of gain on sale of property. . . . . . . . . . . . . .$      1,134,043              --
                                                                               ===========       ==========

Also, for the year ended December 31, 1994, total income was $1,224,744 and $3,253,181; expenses applicable to operating earnings were $733,197 and $9,838,598 (including a $7,572,479 provision for value impairment), and net operating earnings (loss) was $491,547 and $(6,585,417), respectively, for JMB/Landings and CIP/Ashby.

SUBSEQUENT EVENT

    In February 1997, the Partnership paid a distribution of $12,433,128 ($140.00 per Interest) to the Holders of Interests from the December 1996 sale of the Riverview Plaza Shopping Center.  The
General Partners deferred their share of the distribution of proceeds from the sale.



                                                              SCHEDULE III


                                              CARLYLE INCOME PLUS, LTD.
                                               (A LIMITED PARTNERSHIP)

                                  REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                  DECEMBER 31, 1996

                                                                                        Cost
                                                                                    Capitalized
                                                                                   Subsequent to
                                            Initial Cost to Partnership (A)      Acquisition
                                           --------------------------------      ------------
                                                                                        Land,
                                                                                      Buildings        Provisions
                                                                 Buildings and           and           for Value
                                                   Land           Improvements      Improvements     Impairment (B)
                                                  ------          ------------      ------------     ---------------
Description:
-----------
Shopping Center:
   Sunrise Town Center . . . . . . . . . .     $ 5,612,741           8,929,333           434,376         (6,311,829)
Industrial Parks:
   Carson Industrial Park. . . . . . . . .       3,168,513           7,087,841         1,151,947         (4,300,000)
   Costa Mesa
     Industrial Park . . . . . . . . . . .       2,168,536           5,059,916           509,944         (3,400,000)
Apartment Building:
   Rancho Franciscan
     Apartments. . . . . . . . . . . . . .       3,522,703           6,856,215           157,532         (1,400,000)
                                               -----------         -----------        ----------        -----------

     Total . . . . . . . . . . . . . . . .    $ 14,472,493          27,933,305         2,253,799        (15,411,829)
                                               ===========         ===========        ==========         ==========








                                                                 SCHEDULE III

                                              CARLYLE INCOME PLUS, LTD.
                                               (A LIMITED PARTNERSHIP)

                           REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                                  DECEMBER 31, 1996




                                                    Gross Amount at Which Carried
                                                      At Close of Period (C) (D)
                                                  -------------------------------
                                                                    Buildings and                     Accumulated
                                                          Land       Improvements      Total       Depreciation (E)
                                                          ----       ------------      -----       ---------------
Description:
-----------
Shopping Center:
   Sunrise Town Center . . . . . . . . . .         $  3,054,336         5,610,285      8,664,621          2,057,598
Industrial Parks:
   Carson Industrial Park. . . . . . . . .            1,972,278         5,136,023      7,108,301          1,941,169
   Costa Mesa
     Industrial Park . . . . . . . . . . .            1,200,992         3,137,404      4,338,396          1,261,959
Apartment Building:
   Rancho Franciscan
     Apartments. . . . . . . . . . . . . .            3,068,932         6,067,518      9,136,450          1,666,730
                                                     ----------       -----------     ----------        -----------

     Total . . . . . . . . . . . . . . . .         $  9,296,538        19,951,230     29,247,768          6,927,456
                                                     ==========       ===========     ==========        ===========












                                                               SCHEDULE III
                                              CARLYLE INCOME PLUS, LTD.
                                               (A LIMITED PARTNERSHIP)

                                REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED



                                                                                     Life on which
                                                                                      Depreciation
                                                                                        in Latest
                                                                                      Statement of         1996
                                                      Date of            Date        Operations is      Real Estate
                                                   Construction        Acquired         Computed           Taxes
                                                   ------------       ---------     --------------       ----------
Description:
------------
Shopping Center:
   Sunrise Town Center . . . . . . . . . .                 1989        10/12/89         5-30 years          205,493
Industrial Parks:
   Carson Industrial Park  . . . . . . . .                 1977         11/1/88         5-30 years          100,267
   Costa Mesa
     Industrial Park (C) . . . . . . . . .                 1973         11/1/88         5-30 years           52,516
Apartment Building:
   Rancho Franciscan
     Apartments (C). . . . . . . . . . . .                 1988        12/30/88         5-30 years           81,017
                                                                                                         ----------
     Total . . . . . . . . . . . . . . . .                                                                  439,293
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

    (B)  Reference is made to the Notes for a further description of such provisions for value impairment.
    (C) This property has been sold in 1997 as described further in the Notes.



                                                                  SCHEDULE III

                                              CARLYLE INCOME PLUS, LTD.
                                               (A LIMITED PARTNERSHIP)

                                REAL ESTATE AND ACCUMULATED DEPRECIATION - CONCLUDED

                                                  DECEMBER 31, 1996

    (D)  Reconciliation of real estate owned at December 31, 1996, 1995 and 1994:


                                                                                   December 31,
                                                                      -----------------------------------------------
                                                                         1996            1995              1994
                                                                      ----------      ----------        ----------

         Balance at beginning of period. . . . . . . . . . . .        45,663,371      58,824,353        58,617,839
         Additions during period . . . . . . . . . . . . . . .           445,944         239,018           206,514
         Reductions during period. . . . . . . . . . . . . . .       (14,849,718)          --                --
         Provisions for value impairment . . . . . . . . . . .        (2,011,829)    (13,400,000)            --
                                                                     -----------      ----------        ==========


         Balance at end of period. . . . . . . . . . . . . . .        29,247,768      45,663,371        58,824,353
                                                                     ===========      ==========        ==========

    (E)  Reconciliation of accumulated depreciation:
         Balance at beginning of period. . . . . . . . . . . .         9,983,281       8,644,412         7,239,114
         Reductions during period. . . . . . . . . . . . . . .        (3,581,032)          --                --
         Depreciation expense. . . . . . . . . . . . . . . . .           525,207       1,338,869         1,405,298
                                                                     -----------      ----------        ----------

         Balance at end of period. . . . . . . . . . . . . . .         6,927,456       9,983,281         8,644,412
                                                                     ===========      ==========        ==========
    (F)  The aggregate cost of real estate owned at December 31, 1996 for Federal income tax purposes was approximately $44,168,000.




ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

  There were no changes in, or disagreements with, accountants during fiscal year 1996 and 1995.

                                 PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

  The Corporate General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB as the Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that purchases and sales of real property must be approved by the Associate General Partner of the Partnership, AGPP Associates, L.P. AGPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner, shall be directed by a majority in interest of its limited partners (who are generally officers, directors and affiliates of JMB or its affiliates) as to whether to provide its approval of any purchase or sale of real property (or any interests therein) of the Partnership.

  The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partners under the Partnership

Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

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

  There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 7, 1997. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the board of directors held after the annual meeting of the Corporate General Partner to be held on June 7, 1997. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was selected as such.

    JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), Carlyle Income Plus, L.P. II ("Carlyle Income Plus-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), and JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners IV") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and, JMB Income Properties, Ltd.-XIII ("JMB Income-XIII") JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships, Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including, Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), Arvida/JMB Managers-II, Inc. (a general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")) and, Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus-II and IDS/BIG.

    The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

    Judd D. Malkin (age 59) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning,managing and developing shopping centers. He is a Certified Public Accountant.

    Neil G. Bluhm (age 59) is an individual general partner of JMB Income-IV, JMB Income-V. Mr. Bluhm has been associated with JMB since August 1970. Mr. Bluhm is a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

    Burton E. Glazov (age 58) has been associated with JMB since
June 1971, and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

    Stuart C. Nathan (age 55) has been associated with JMB since
July 1972. Mr. Nathan is also a director of Sportmart, Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

    A. Lee Sacks (age 63) (President and Director of JMB
Insurance Agency, Inc.) has been associated with JMB since
December 1972.

    John G. Schreiber (age 50) has been associated with JMB since December 1970, and served as an Executive Vice President of JMB until December 1990. He is also a director of USC, Inc.
 Mr. Schreiber is President of Schreiber Investment Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994 Mr. Schreiber has also served as Trustee of Amli Residential Property Trust, a publicly-traded real estate investment trust that invests in multi-family properties. He is also a director of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

    H. Rigel Barber (age 47) has been associated with JMB since
March 1982.  He holds a J.D. degree from the Northwestern Law
School and is a member of the Bar of the State of Illinois.

    Glenn E. Emig (age 49) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business and is a Certified Public Accountant.

    Gary Nickele (age 44) has been associated with JMB since
February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.


   Gailen J. Hull (age 48) has been associated with JMB since
March 1982.  He holds a Masters degree in Business
Administration from Northern Illinois University and is a Certified Public Accountant.

    Howard Kogen (age 61) has been associated with JMB since
March 1973.  He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

    The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to the Notes for a description of such distributions and allocations. In 1996, 1995 and 1994, cash distributions of $186,964, $257,076 and $186,964, respectively, were paid to the General Partners. The General Partners were allocated taxable income of $900,356 in 1996.

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

    An affiliate of the Corporate General Partner provided property management and leasing services during 1996 for certain properties. Such affiliate earned property management and leasing fees amounting to $96,140, of which $5,034 was unpaid as of December 31, 1996.

    JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1996 aggregating $15,712. In connection with providing insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

    The Corporate General Partner and its affiliates were due reimbursement (at cost) in 1996 for accounting services, portfolio management services, legal services and for administrative charges and other out-of-pocket expenses of $5,389, $21,112, $7,861, and $774, respectively, of which
$11,680 was unpaid at December 31, 1996.

  All amounts payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

    (a) No person or group is known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership.


    (b) The Corporate General Partner, and its officers and directors and the Associate GeneralPartner of the Partnership own the following Interests of the Partnership:

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

    Reference is made to Item 10 for a description of the ownership of the Corporate General
Partner.

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

            3.2. The Prospectus of the Partnership dated December 8, 1986 is hereby incorporated by reference to the Partnership's Post-Effective Amendment No. 1 to Form S-11 (File No. 33-
                     5309) Registration Statement dated December
                     8, 1987.


            3.3 Acknowledgement of rights and duties of the General Partners of the Partnership between AGPP Associates, L.P. (a successor Associate General Partner of the Partnership) and JMB Realty Corporation as of December 31, 1995 is incorporated herein by reference to the Partnership's report for June 30, 1996 on Form 10-Q (File No. 000-16975) dated August 8, 1996.

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

                     10.2. Agreement for Operation and Management Shopping Center dated August 11, 1987 between the Partnership and Draper and Kramer Incorporated is hereby incorporated by reference to Exhibit D of Exhibit 10.2 of the Partnership's Post-Effective Amendment No. 2 to Form S-11 (File No. 33-5309) Registration Statement dated August 17, 1987.

            10.3* Agreement dated as of January 24, 1990, by and between McLean Associates Limited Partnership and a partnership to be formed that will be supervised or advised by an affiliate of JMB Realty Corporation relating to The Ashby at McLean Apartments.

            10.4*    Agreement of Partnership of CIP/Ashby
                     Partners dated January 30, 1990, by and
                     between Carlyle Income Plus, Ltd. and Carlyle Income Plus, L.P.-II.

            10.5* Assumption Agreement dated as of February 21, 1990, by and between McLean Associates
                     Limited Partnership and CIP/Ashby Partners.

            21.      List of Subsidiaries.

            24.      Powers of Attorney

            27.      Financial Data Schedule

    (b) The following reports on Form 8-K were filed since the beginning of the last quarter of the period covered by this report.

    The Partnership's report on Form 8-K (File No.000-16975) for
December 12, 1996 describing the sale of Riverview Plaza
Shopping Center was filed. No financial statements were required to be filed therewith.

    The Partnership's report on Form 8-K (File No. 000-16975) for January 22, 1997 describing the sale of Rancho Franciscan
Apartments was filed. No financial statements were required to be filed therewith.

    The Partnership's report on Form 8-K (File No. 000-16975) for March 3, 1997 describing the sale of Costa Mesa Industrial
Park was filed. No financial statemetns were required to be filed herewith.

    No annual report for the fiscal year 1996 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.
-------------
    * Previously filed as Exhibits 10.4-10.6 to the Partnership's Report on Form 10-K of the Securities Exchange Act of 1934 (File No. 000-16975) filed on March 28, 1989 and hereby incorporated herein by reference.


                            SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         CARLYLE INCOME PLUS, LTD.

         By:      JMB Realty Corporation
                  Corporate General Partner


         By:      Gailen J. Hull
                  Senior Vice President
         Date:    March 21, 1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         By:      JMB Realty Corporation
                  Corporate General Partner


                  JUDD D. MALKIN*
         By:      Judd D. Malkin, Chairman and
                  Chief Financial Officer
         Date:    March 21, 1997


                  NEIL G. BLUHM*
         By:      Neil G. Bluhm, President and Director
         Date:    March 21, 1997


         By:      H. RIGEL BARBER*
                  H. Rigel Barber, Chief Executive Officer
         Date:    March 21, 1997


         By:      GLENN E. EMIG*
                  Glen E. Emig, Chief Operating Officer
         Date:    March 21, 1997


         By:      Gailen J. Hull, Senior Vice President
                  Principal Accounting Officer
         Date:    March 21, 1997


         By:      A. LEE SACKS*
                  A. Lee Sacks, Director
         Date:    March 21, 1997

                  STUART C. NATHAN*
         By:      Stuart C. Nathan, Executive Vice President and
                  Director
         Date:    March 21, 1997



         *By:     GAILEN J. HULL, Pursuant to a Power of Attorney


         By:      Gailen J. Hull, Attorney-in-Fact
         Date:    March 21, 1997

                         CARLYLE INCOME PLUS, LTD.

                               EXHIBIT INDEX



                                                Document
Sequentially
Exhibit                                       incorporated      numbered
  No.                 Exhibit                 by reference        page

3.1.         Amended and Restated
             Agreement of Limited
             Partnership, incorporated
             by reference to Exhibit A
             of the Partnership's
             Prospectus                              Yes

3.2.         Certain pages of the Prospectus
             of the Partnership dated
             December 8, 1986.                       Yes

3.3          Acknowledgement of rights
             and duties of the General
             Partners of the Partnership             Yes

4.           Assignment Agreement,
             incorporated by reference
             to Exhibit B to the
             Partnership's Prospectus                Yes

10.1.-
10.5.        * Material Contracts                    Yes

21.          List of Subsidiaries                    No

24.          Powers of Attorney                      No

27.          Financial Data Schedule                 No