Form 10-Q
period 1997-03-31
CARLYLE INCOME PLUS LTD
filed 1997-05-14
CIK 792978

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:  Carlyle Income Plus, Ltd.

Commission File No. 000-16975
Form 10-Q

Gentlemen:

Transmitted, for the above-mentioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q for the quarter ended March 31, 1997.


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


For the quarter                        Commission file
ended March 31, 1997                   number 000-16975

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
                                        -----    -----

                       TABLE OF CONTENTS
                                                           Page


PART I       FINANCIAL INFORMATION

Item  1.     Financial Statements  . . . . . . . . . . .      3

Item  2.     Management's Discussion and Analysis of         16
             Financial Condition and Results of
             Operations. . . . . . . . . . . . . . . . .


PART II      OTHER INFORMATION

Item  5.     Other Information . . . . . . . . . . . . .     19

Item  6.     Exhibits and Reports on Form 8-K  . . . . .     20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                   CARLYLE INCOME PLUS, LTD.
                                    (A LIMITED PARTNERSHIP)
                                        BALANCE SHEETS

                             MARCH 31, 1997 AND DECEMBER 31, 1996

                                          (UNAUDITED)

                                            ASSETS
                                            ------
                                                               MARCH 31,          DECEMBER 31,
                                                                  1997                1996
                                                               -----------        ------------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . .   $  15,124,038          14,972,580
  Rents and other receivables (net of allowance
    for doubtful accounts of $96,286 in 1997 and
    $88,784 in 1996) . . . . . . . . . . . . . . . . . . .         170,184             187,830
  Prepaid expenses . . . . . . . . . . . . . . . . . . . .          22,732              41,126
                                                               -----------         -----------

          Total current assets . . . . . . . . . . . . . .      15,316,954          15,201,536
                                                               -----------         -----------

Investment properties held for sale or
 disposition . . . . . . . . . . . . . . . . . . . . . . .       9,063,401          22,320,312
                                                               -----------         -----------





                                   CARLYLE INCOME PLUS, LTD.
                                    (A LIMITED PARTNERSHIP)

                                  BALANCE SHEETS - CONTINUED

                                                                MARCH 31,         DECEMBER 31,
                                                                  1997                1996
                                                              ----------           ----------

Investments in unconsolidated ventures, at
 equity. . . . . . . . . . . . . . . . . . . . . . . . . .      4,265,653           4,177,052
Deferred expenses  . . . . . . . . . . . . . . . . . . . .         54,986              57,769
Accrued rents receivable . . . . . . . . . . . . . . . . .         95,797             187,082
                                                              -----------         -----------
                                                          $    28,796,791          41,943,751
                                                              ===========         ===========


                    LIABILITIES AND PARTNERS' CAPITAL  ACCOUNTS (DEFICITS)
                    ------------------------------------------------------


Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . $        169,049             431,147
  Amounts due to affiliates  . . . . . . . . . . . . . . .          9,225              16,714
  Unearned rents . . . . . . . . . . . . . . . . . . . . .           --                21,276
  Accrued real estate taxes. . . . . . . . . . . . . . . .         78,634                 --
                                                               ----------         -----------
          Total current liabilities. . . . . . . . . . . .        256,908             469,137

Tenant security deposits . . . . . . . . . . . . . . . . .        112,991             180,052
                                                               ----------         -----------
          Total liabilities. . . . . . . . . . . . . . . .        369,899             649,189
                                                               ----------         -----------
Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . .         25,000              25,000
    Cumulative net earnings. . . . . . . . . . . . . . . .      1,885,545           1,885,545
    Cumulative cash distributions. . . . . . . . . . . . .     (1,910,545)         (1,910,545)
                                                               ----------         -----------
                                                                     --                   --
                                                               ----------         -----------


                                 CARLYLE INCOME PLUS, LTD.
                                    (A LIMITED PARTNERSHIP)

                                  BALANCE SHEETS - CONTINUED

                                                                 MARCH 31,        DECEMBER 31,
                                                                   1997              1996
                                                               ----------         -----------
  Limited partners (88,808.058 Interests):
    Capital contributions, net of offering costs . . . . .     77,762,167          77,762,167
    Cumulative net earnings. . . . . . . . . . . . . . . .      9,558,781           9,993,323
    Cumulative cash distributions. . . . . . . . . . . . .    (58,894,056)        (46,460,928)
                                                               ----------         -----------
                                                               28,426,892          41,294,562
                                                               ----------         -----------
          Total partners' capital accounts . . . . . . . .     28,426,892          41,294,562
                                                               ----------         -----------

                                                          $    28,796,791          41,943,751
                                                               ==========         ===========















                        See accompanying notes to financial statements.


                                   CARLYLE INCOME PLUS, LTD.
                                    (A LIMITED PARTNERSHIP)
                                   STATEMENTS OF OPERATIONS
                          THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                          (UNAUDITED)
                                                    1997                    1996
                                                -----------              ----------
Income:
  Rental income. . . . . . . . . . . . . . . . $    659,408               1,670,910
  Interest income. . . . . . . . . . . . . . .      212,160                  53,347
                                                -----------             -----------
                                                    871,568               1,724,257
                                                -----------             -----------
Expenses:
  Depreciation . . . . . . . . . . . . . . . .         --                   278,533
  Property operating expenses. . . . . . . . .      285,770                 716,836
  Professional services. . . . . . . . . . . .       42,270                  35,745
  Amortization of deferred expenses. . . . . .        5,022                   7,367
  General and administrative . . . . . . . . .       62,480                  97,003
  Provision for value impairment . . . . . . .    2,800,000                     --
                                                -----------             -----------
                                                  3,195,542               1,135,484
                                                -----------             -----------
          Operating earnings (loss). . . . . .   (2,323,974)                588,773

Partnership's share of operations
 of unconsolidated ventures. . . . . . . . . .       88,601                 122,022
                                                -----------             -----------
           Net operating earnings (loss) . . .   (2,235,373)                710,795
Gains on sales of investment properties. . . .    1,800,831                     --
                                                -----------             -----------
           Net earnings (loss) . . . . . . . . $   (434,542)                710,795
                                                ===========             ===========
   Net earnings (loss) per limited partnership
    interest:
           Net operating earnings (loss) . . . $     (23.91)                   7.60

           Gains on sales of investment
            properties . . . . . . . . . . . .        19.02                     --
                                                -----------             -----------


                                   CARLYLE INCOME PLUS, LTD.
                                    (A LIMITED PARTNERSHIP)

                             STATEMENTS OF OPERATIONS - CONTINUED



           Net earnings (loss) . . . . . . . . $      (4.89)                   7.60
                                                ===========             ===========
           Cash distributions per limited
            partnership interest . . . . . . . $     140.00                    --
                                                ===========             ===========

                        See accompanying notes to financial statements.

                                   CARLYLE INCOME PLUS, LTD.
                                    (A LIMITED PARTNERSHIP)
                                   STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                          (UNAUDITED)
                                                         1997                      1996
                                                      ----------                ----------
Cash flows from operating activities:
Net earnings (loss). . . . . . . . . . . . . . .$       (434,542)                  710,795
Items not requiring (providing) cash or
 cash equivalents:
  Depreciation . . . . . . . . . . . . . . . . .            --                     278,533
  Amortization of deferred expenses. . . . . . .           5,022                     7,367
  Provision for value impairment . . . . . . . .       2,800,000                       --
  Partnership's share of operations of
   unconsolidated ventures, net of distributions.        (88,601)                 (122,022)
  Gains on sales of investment properties. . . .      (1,800,831)                      --
Changes in:
  Rents and other receivables. . . . . . . . . .          36,040                   230,290
  Accrued rents receivable . . . . . . . . . . .           9,175                     1,580
  Accounts payable . . . . . . . . . . . . . . .        (262,098)                   16,446
  Amounts due to affiliates. . . . . . . . . . .          (7,489)                    7,348
  Unearned rents . . . . . . . . . . . . . . . .         (21,276)                  (59,667)
  Accrued real estate taxes. . . . . . . . . . .          78,634                   (85,469)
  Tenant security deposits . . . . . . . . . . .         (67,061)                      832
                                                      ----------                ----------
          Net cash provided by (used in)
           operating activities. . . . . . . . .         246,973                   986,033
                                                      ----------                ----------
Cash flows from investing activities:
  Proceeds from sales of investment properties,
   net of closing costs. . . . . . . . . . . . .      12,351,581                      --
  Additions to investment properties . . . . . .         (11,729)                  (40,157)
  Payment of deferred expenses . . . . . . . . .          (2,239)                   (9,213)
                                                      ----------                ----------
          Net cash provided by (used in) investing
           activities. . . . . . . . . . . . . .      12,337,613                   (49,370)
                                                      ----------                ----------

                                   CARLYLE INCOME PLUS, LTD.
                                    (A LIMITED PARTNERSHIP)

                             STATEMENTS OF CASH FLOWS - CONTINUED




                                                         1997                      1996
                                                      ----------                ----------

Cash flows from financing activities:
  Distributions to limited partners. . . . . . .     (12,433,128)                    --
                                                      ----------                ----------
          Net cash provided by (used in)
           financing activities. . . . . . . . .     (12,433,128)                    --
                                                      ----------                ----------

          Net increase (decrease) in cash and cash
           equivalents . . . . . . . . . . . . .         151,458                   936,663

          Cash and cash equivalents, beginning
           of year . . . . . . . . . . . . . . .      14,972,580                 2,778,447
                                                      ----------                ----------
          Cash and cash equivalents, end of period $  15,124,038                 3,715,110
                                                      ==========                ==========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . .   $       --                        --
                                                      ==========                ==========
  Non-cash investing and financing activities. .   $       --                        --
                                                      ==========                ==========







                        See accompanying notes to financial statements.

                   CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

                 NOTES TO FINANCIAL STATEMENTS

                    MARCH 31, 1997 AND 1996

                          (UNAUDITED)


    GENERAL

    Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1996 which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

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

    The Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. The Partnership has committed to such a plan for all of its remaining real estate investments.
In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. The results of operations for properties classified as held for sale or sold during the past two years were $(2,405,249) and $649,854, respectively, for the three months ended March 31, 1997 and 1996. In addition, the accompanying financial statements include $88,601 and $122,022, respectively, of the Partnership's share of total operations of $179,388 and $329,328 for the three months ended March 31, 1997 and 1996 of unconsolidated properties classified as held for sale or sold in the past two years.

    Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.


                                    CARLYLE INCOME PLUS, LTD.
                                     (A LIMITED PARTNERSHIP)

                            NOTES TO FINANCIAL STATEMENTS - CONTINUED


    TRANSACTIONS WITH AFFILIATES

    The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments.  Fees and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 are as follows:

                                                                      UNPAID AT
                                                                      MARCH  31,
                                   1997                1996             1997
                                ---------         ----------        ------------
Property management and
 leasing fees                      11,749            21,507                 312
Reimbursement (at cost)
 for salaries, salary-related
 expenses and other out-of-
 pocket expenses                   11,294             9,336               8,913
                                 --------         ----------------     ---------
                                   23,043            30,843               9,225
                                 ========         ================     ================

    All such amounts payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.











                    CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED


    Sunrise Town Center

    A tenant occupying 24,115 square feet (approximately 19% of the Partnership's owned net rentable area at the property) vacated its space on March 7, 1997. This tenant's lease expires in March 2010. The tenant has paid rent due under its lease through April 30, 1997. The Partnership is currently reviewing its legal remedies with respect to this tenant's lease.

    Based upon local market conditions and uncertainty concerning the ability to recover the carrying value of the property through future operations and sale, the Partnership, as a matter of prudent accounting practice, recorded provisions for value impairment totaling $2,050,000 for this property in 1996. An additional provision of $2,800,000 has been recorded as of March 31, 1997. Such provisions were recorded to reflect the then estimated fair value of the property based upon an analysis of discounted estimated future cash flows over the projected holding period.

    As the Partnership has committed to a plan to sell the property, the property has been classified as held for sale as of December 31, 1996 and, therefore, is not subject to continued depreciation.

    Landings Shopping Center

    Occupancy at the property remained at 60% at March 31, 1997, primarily as a result of delays in the lease-up of vacant space,for which the JMB/Landings joint venture ("JMB/Landings") is actively pursuing replacement tenants. In such regard, as of the date of this report, an agreement has been reached, subject to final lease execution, with a tenant to occupy 20,400 square feet (approximately 22% of JMB/Landings' owned net rentable area at the property) with an expected occupancy in the summer of 1997. There can be no assurance, however, that this lease will ultimately be executed. JMB/Landings is currently pursuing its legal remedies concerning arrearages of approximately $45,000 from tenants that have vacated or ceased operations at the center. In addition, tenant leases representing approximately 20%, 16% and 8% of the leasable space at the property are scheduled to expire in 1997, 1998 and 1999, respectively, not all of which are expected to be renewed. JMB/Landings is conserving its working capital in order to fund budgeted 1997 capital and tenant costs of approximately $270,000 and for potential future costs in connection with the lease-up of the vacant space at the property. Furthermore, as of December 31, 1996, JMB/Landings has committed to a plan to sell the property and therefore the property was classified as held for sale and is not subject to continued depreciation. An affiliate of the General Partners of the Partnership manages the property for a fee equal to 4% of the property's gross receipts.

                   CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

Such property management fees aggregated $9,852 and $10,671 for the three months ended March 31, 1997 and 1996, respectively.

    CIP/Ashby

    In July 1996, CIP/Ashby entered into a contract with a potential purchaser for the sale of this property and, pursuant to such contract, the property was sold August 26, 1996.

    In connection with the sale of this property, as is customary in such transactions, CIP/Ashby agreed to certain representations and warranties, with a stipulated survival period of one year after the date of the closing of the sale, to late August 1997. Although it is not expected, CIP/Ashby may ultimately have some liability under such representations and warranties. In this regard, the CIP/Ashby venture will be liquidated after the expiration of the above-mentioned survival period and after the distribution of any remaining funds to the venture partners.

    Carson Industrial Park

    Occupancy at the property decreased to 80% at March 31, 1997, from 93% at December 31, 1996, primarily as the result of the move-out of two tenants who occupied approximately 30,000 square feet at the property. The Partnership is actively pursuing replacement tenants. In this regard, as of the date of this report, agreements have been reached with three tenants who would occupy a total of approximately 18,000 square feet (9%) of the property's leasable space. These can be no assurance, however, that these leases will ultimately be executed. In addition, tenant leases representing approximately 46% of the property's leasable space are due to expire in 1998, not all of which are expected to be renewed.

    In April 1997, the Partnership entered into a contract with a potential purchaser for the sale of this property for a sale price of $7,200,000, payable in cash at closing. The sale of the property is subject to the closing of the transaction including satisfaction of certain closing conditions. There can be no assurance, however, that the final sale agreement will not differ in various respects from the present agreement, or that the sale of the property will be consummated on any terms. If the sale is consummated under the proposed terms, the Partnership would recognize a gain of approximately $1,750,000 for financial reporting purposes purposes (primarily as a result of a $4,300,000 value impairment provision recorded by the Partnership in 1995), and would expect to recognize a loss of approximately $2,500,000 for Federal income tax reporting purposes in 1997.

The property was classified as held for sale as of October
1, 1996 and, therefore, is not subject to continued depreciation.

    Rancho Franciscan Apartments

    In October 1996, the Partnership signed a letter of intent to sell the property. On January 22, 1997, the property was sold for a sale price of $8,302,200, which was paid in cash at closing (net of selling costs and prorations) and which resulted in a gain of approximately $566,000 for financial reporting purposes (primarily as a result a $1,400,000 value impairment recorded by the Partnership in 1995), and is expected to result in a loss of approximately $735,000 for Federal income tax purposes in 1997.

    In connection with the sale of this property, as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expires December 15, 1997. Although it is not expected, the Partnership may ultimately have some liability under such representations and warranties.

    Costa Mesa Industrial Park

    On March 3, 1997, the Partnership completed the sale of the property for a sale price of $4,456,000, which was paid in cash at closing (net of selling costs and prorations) and which resulted in a gain of approximately $1,234,000 (primarily as a result of a $3,400,000 provision for value impairment recorded by the Partnership in 1995) for financial reporting purposes, and is expected to result in a loss of approximately $2,150,000 for Federal income tax purposes in 1997.

    In connection with the sale of this property, as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period of six months after the date of the closing of the sale, to early September 1997. Although it is not expected, the Partnership may ultimately have some liability under such representations and warranties.

    Riverview Plaza Shopping Center

    In July 1996, the Partnership signed a letter of intent to sell the property and, pursuant to such agreement, the property was sold on December 12, 1996.

    In connection with the sale of this property, as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expires December 31, 1997. Although it is not expected, the Partnership may ultimately have some liability under such representations and warranties.

 Unconsolidated Ventures - Summary Information

    Summary income statement information for JMB/Landings for the three months ended March 31, 1997 and 1996 and for CIP/Ashby for the three months ended March 31, 1996 (as the property was sold in August 1996 as discussed above) is as follows:

                                     1997            1996
                                ------------     ----------

    Total income . . . . . .         231,372       1,110,997
                                 ===========     ===========
    Operating earnings . . .         173,636         329,328
                                 ===========     ===========
    Partnership's share of
     earnings. . . . . . . .          86,818         122,022
                                 ===========     ===========

    ADJUSTMENTS

    In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1997 and for the three months ended March 31, 1997 and 1996.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    Reference is made to the notes to the accompanying financial statements for additional information concerning certain of the Partnership's investments.

    During 1996, some of the Holders of Interests in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at amounts between $300 and $420 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Such offers have expired. The Partnership had also received requests from other unaffiliated third parties for the list of Holders of Interests. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interest and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

    The Partnership had been made aware that in early April of 1997 another unaffiliated third party made an unsolicited tender offer to some of the Holders of Interests. This offer seeks to purchase up to 4.9% of the Interests in the Partnership at $250 per Interest. The offer is currently scheduled to expire in late May 1997. The Special Committee recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. As of the date of this report, the Partnership is aware that 1.26% of the outstanding Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

    Due to recent sales of four of the Partnership's seven original investment properties, the distributions of operating cash flow will be reduced. After reviewing the Partnership's properties and their competitive marketplace, the General Partners of the Partnership expect to be able to liquidate the remaining three investment properties as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the properties are sold in the nearer term), barring any unforeseen economic developments.

  Although the Partnership expects to distribute sale proceeds from the disposition of the Partnership's remaining investment properties, aggregate distributions from sale proceeds received by the Limited Partners over the entire term of the Partnership are expected to approximate one-half of their original investment. These aggregate sale proceeds when combined with aggregate distributions of net cash flow over the entire term of the Partnership are expected to be less than the Limited Partners' original investment. Accordingly, as the subordination requirements of the Partnership Agreement for the retention of sales proceeds by the General Partners are not expected to be met, the General Partners are currently deferring their share of distributable sales proceeds.

RESULTS OF OPERATIONS

    Cash and cash equivalents at March 31, 1997 include approximately $12,350,000 of proceeds from the sales of the Rancho Franciscan Apartments and the Costa Mesa Industrial Park in January and March of 1997, respectively. $10,212,927 of such sales proceeds ($115 per Interest) is expected to be distributed to the Holders of Interests during the second quarter of 1997. In addition, the Partnership distributed $12,433,128 ($140 per Interest) to the Holders of Interests in February 1997, which represented substantially all of the net proceeds received from the sale of the Riverview Plaza Shopping Center in December 1996. Such proceeds were temporarily invested and were the primary cause of the increase in interest income for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

    The decrease in investment properties held for sale or disposition, accounts payable and unearned rents at March 31, 1997 as compared to December 31, 1996 is attributable primarily to the 1997 sales of the Costa Mesa Industrial Park and the Rancho Franciscan Apartments as described in the notes. An additional decrease in investment properties held for sale or disposition and in accrued rents receivable at March 31, 1997 as compared to December 31, 1996 is attributable to the $2,800,000 provision for value impairment recorded for the Sunrise Town Center at March 31, 1997, as described in the notes. An additional decrease in accounts payable at March 31, 1997 as compared to December 31, 1996 is attributable primarily to the payment in 1997 of certain unpaid capital and tenant costs at December 31, 1996 at certain of the Partnership's other investment properties.

    The increase in accrued real estate taxes at March 31, 1997 as compared to December 31, 1996 is attributable primarily to the timing of real estate tax payments based upon the due dates in the jurisdictions in which the remaining properties operate.

    The decrease in rental income and property operating expenses for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is due primarily to the 1997 sales of the Rancho Franciscan Apartments and the Costa Mesa Industrial Park, and to the December 1996 sale of the Riverview Plaza Shopping Center.

 The decrease in depreciation expense for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is attributable to the suspension of depreciation in 1997, pursuant to SFAS 121, as all of the Partnership's investment properties were classified during 1996 as held for sale or disposition.

    The decrease in general and administrative expenses for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is attributable primarily to the timing of the recognition of costs for certain outsourcing services, recognition of certain prior year reimbursable costs to affiliates of the General Partners and the timing of the recognition of certain printing costs in 1996.

    A provision for value impairment of $2,800,000 was recorded at March 31, 1997 for the Sunrise Town Center investment property due to the uncertainty relating to the Partnership's ability to recover the net carrying value of this property through future operations and sale.

    The decrease in Partnership's share of operations of unconsolidated ventures for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is due primarily to the August 1996 sale of the Ashby at McLean
Apartments.

    Gains on sale investment properties for the three months ended March 31, 1997 resulted from the 1997 sales of the Rancho
Franciscan Apartments and the Costa Mesa Industrial Park.

PART II.  OTHER INFORMATION
 ITEM 5.  OTHER INFORMATION

    The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1997:

[CAPTION]                                       1996               1997
                                      -------------------- --------------------
                                       at    at   at   at   at  at    at    at
                                      -------------------- --------------------
                                      3/31  6/30 9/3012/31 3/316/30  9/30 12/31
                                      ----  ---- ---- ---- --------  ----  ----
[S]                                   [C]   [C]  [C] [C]   [C] [C]  [C]   [C]
1. The Landings
    Shopping Center
    Sarasota, Florida. . . . . . . . . . . .          82%   65%  67%  60%  60%

2. Carson Industrial Park
    Carson, California . . . . . . . . . . .          95%   93%  93%  93%  80%

3. Costa Mesa,
    Industrial Park
    Costa Mesa, California . . . . . . . . .          69%   69%  69%  69%  N/A

4. Rancho Franciscan
    Apartments
    Santa Barbara, California. . . . . . . .          97%   97%  95%  98%  N/A

5. Sunrise Town Center
    Sunrise, Florida . . . . . . . . . . . .          83%   82%  82%  83%  64%


-------------

An N/A indicates that the property was sold and was not owned by the Partnership or its joint ventures at the end of the period.

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

          4. Assignment Agreement is hereby incorporated by reference to Exhibit B of the Partnership's Prospectus contained in the Partnership's Post-Effective Amendment No. 1 to Form S-11 (Form No.33-5309) Registration Statement dated December 8, 1987.

          10.1 Real Property Purchase Agreement between Carlyle Income Plus, Ltd. and Sunrise Town Center, Inc. dated May 12, 1989 relating to the purchase by the Partnership of the Sunrise Town Center is hereby incorporated herein by reference to the Partnership's Report for October 12, 1989 on Form 8-K (File No. 000-16975) dated October 26, 1989.

          10.2 Real Property Purchase Agreement between Carlyle Income Plus, Ltd. and Steven I. Lyons and Michael Towbes, as tenants in common, dated January 7, 1997 relating to the sale by the Partnership of the Rancho Franciscan Apartments is hereby incorporated herein by reference to the Partnership's Report for January 22, 1997 on Form 8-K (File No. 000-16975) dated January 31, 1997.

          10.3 Real Property Purchase Agreement between Carlyle Income Plus, Ltd., Hamilton Airway I, LLC, and John W. Hamilton dated February 27, 1997 relating to the sale by the Partnership of the Costa Mesa Industrial Park is hereby incorporated herein by reference to the Partnership's Report for March 3, 1997 on Form 8-K (File No. 000-16975) dated March 14, 1997.

          27.     Financial Data Schedule

    (b) The following reports on Form 8-K were filed since the beginning of the last quarter of the period covered by this report.

    The Partnership's report on Form 8-K (File No. 000-16975) for
January 22, 1997 describing the sale of Rancho Franciscan
Apartments was filed. No financial statements were required to be filed therewith.

    The Partnership's report on Form 8-K (File No. 000-16975) for
March 3, 1997 describing the sale of Costa Mesa Industrial Park was filed. No financial statements were required to be filed therewith.

                          SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       CARLYLE INCOME PLUS, LTD.

       By:     JMB Realty Corporation
               Corporate General Partner



       By:     Gailen J. Hull, Senior Vice President
       Date:   May 9, 1997

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               GAILEN J. HULL,
               Principal Accounting Officer
       Date:   May 9, 1997