Form 10-Q
period 1997-06-30
CARLYLE INCOME PLUS LTD
filed 1997-08-11
CIK 792978

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:  Carlyle Income Plus, Ltd.

Commission File No. 000-16975
Form 10-Q

Gentlemen:

Transmitted, for the above-mentioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q for the quarter ended June 30, 1997.


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


For the quarter                        Commission file
ended June 30, 1997                    number 000-16975

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
                                        -----    -----

                       TABLE OF CONTENTS
                                                           Page


PART I       FINANCIAL INFORMATION

Item  1.     Financial Statements  . . . . . . . . . . .      3

Item  2.     Management's Discussion and Analysis of         17
             Financial Condition and Results of
             Operations. . . . . . . . . . . . . . . . .


PART II      OTHER INFORMATION

Item  5.     Other Information . . . . . . . . . . . . .     20

Item  6.     Exhibits and Reports on Form 8-K  . . . . .     21

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                   CARLYLE INCOME PLUS, LTD.
                                    (A LIMITED PARTNERSHIP)
                                        BALANCE SHEETS

                              JUNE 30, 1997 AND DECEMBER 31, 1996

                                          (UNAUDITED)

                                            ASSETS
                                            ------
                                                               JUNE 30,           DECEMBER 31,
                                                                  1997                1996
                                                               -----------        ------------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . .   $   4,392,210          14,972,580
  Rents and other receivables (net of allowance
    for doubtful accounts of $163,301 in 1997 and
    $88,784 in 1996) . . . . . . . . . . . . . . . . . . .         177,826             187,830
  Prepaid expenses . . . . . . . . . . . . . . . . . . . .          61,528              41,126
                                                               -----------         -----------

          Total current assets . . . . . . . . . . . . . .       4,631,564          15,201,536
                                                               -----------         -----------

Investment properties held for sale or
 disposition . . . . . . . . . . . . . . . . . . . . . . .       9,066,506          22,320,312
                                                               -----------         -----------





                                  CARLYLE INCOME PLUS, LTD.
                                    (A LIMITED PARTNERSHIP)

                                  BALANCE SHEETS - CONTINUED

                                                                JUNE 30,          DECEMBER 31,
                                                                  1997                1996
                                                              ----------           ----------

Investments in unconsolidated ventures, at
 equity. . . . . . . . . . . . . . . . . . . . . . . . . .      4,318,134           4,177,052
Deferred expenses  . . . . . . . . . . . . . . . . . . . .         57,511              57,769
Accrued rents receivable . . . . . . . . . . . . . . . . .         87,108             187,082
                                                              -----------         -----------
                                                          $    18,160,823          41,943,751
                                                              ===========         ===========


                    LIABILITIES AND PARTNERS' CAPITAL  ACCOUNTS (DEFICITS)
                    ------------------------------------------------------


Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . .$       171,372             431,147
  Amounts due to affiliates  . . . . . . . . . . . . . . .         34,477              16,714
  Unearned rents . . . . . . . . . . . . . . . . . . . . .         25,742              21,276
  Accrued real estate taxes. . . . . . . . . . . . . . . .        107,107                 --
                                                               ----------         -----------
          Total current liabilities. . . . . . . . . . . .        338,698             469,137

Tenant security deposits . . . . . . . . . . . . . . . . .        101,610             180,052
                                                               ----------         -----------
          Total liabilities. . . . . . . . . . . . . . . .        440,308             649,189
                                                               ----------         -----------
Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . .         25,000              25,000
    Cumulative net earnings (losses) . . . . . . . . . . .      1,922,938           1,885,545
    Cumulative cash distributions. . . . . . . . . . . . .     (1,947,938)         (1,910,545)
                                                               ----------         -----------
                                                                     --                  --
                                                               ----------         -----------

                                   CARLYLE INCOME PLUS, LTD.
                                    (A LIMITED PARTNERSHIP)

                                  BALANCE SHEETS - CONTINUED

                                                                 JUNE 30,         DECEMBER 31,
                                                                   1997              1996
                                                               ----------         -----------
  Limited partners (88,808.058 Interests):
    Capital contributions, net of offering costs . . . . .     77,762,167          77,762,167
    Cumulative net earnings (losses) . . . . . . . . . . .      9,775,795           9,993,323
    Cumulative cash distributions. . . . . . . . . . . . .    (69,817,447)        (46,460,928)
                                                               ----------         -----------
                                                               17,720,515          41,294,562
                                                               ----------         -----------
          Total partners' capital accounts . . . . . . . .     17,720,515          41,294,562
                                                               ----------         -----------

                                                          $    18,160,823          41,943,751
                                                               ==========         ===========















                        See accompanying notes to financial statements.


                                    CARLYLE INCOME PLUS, LTD.
                                     (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS

                        THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                           (UNAUDITED)


                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                            JUNE 30,                      JUNE 30,
                                    -----------------------    --------------------------
                                       1997         1996          1997            1996
                                    ----------   ----------    ----------      ----------
Income
  Rental income. . . . . . . .     $   498,444    1,498,544     1,157,852       3,169,454
  Interest income. . . . . . .         132,114       41,491       344,274          94,838
                                    ----------   ----------    ----------      ----------
                                       630,558    1,540,035     1,502,126       3,264,292
                                    ----------   ----------    ----------      ----------
Expenses:
  Depreciation . . . . . . . .            --         97,715          --           376,248
  Property operating
   expenses. . . . . . . . . .         305,236      618,015       591,006       1,334,851
  Professional services. . . .          60,241       17,880       102,511          53,625
  Amortization of
   deferred expenses . . . . .           6,645        8,774        11,667          16,141
  General and
   administrative. . . . . . .          56,510       86,348       118,990         183,351
  Provision for value impairment         --           --        2,800,000           --
                                    ----------   ----------    ----------      ----------

                                       428,632      828,732     3,624,174       1,964,216
                                    ----------   ----------    ----------      ----------

          Operating
            earnings (loss). .         201,926      711,303    (2,122,048)      1,300,076





                                    CARLYLE INCOME PLUS, LTD.
                                     (A LIMITED PARTNERSHIP)

                               STATEMENTS OF OPERATIONS-CONTINUED


                                           (UNAUDITED)


                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                            JUNE 30,                      JUNE 30,
                                    -----------------------              ---------------------------
                                       1997         1996          1997            1996
                                    ----------   ----------    ----------      ----------


Partnership's share
 of operations of
 unconsolidated
 ventures  . . . . . . . . . .          52,481      201,378       141,082         323,400
                                    ----------   ----------    ----------      ----------

          Net operating earnings
           (loss). . . . . . .         254,407      912,681    (1,980,966)      1,623,476

Gains on sales of investment
 properties. . . . . . . . . .           --           --        1,800,831           --
                                    ----------   ----------    ----------      ----------

          Net earnings (loss).     $   254,407      912,681      (180,135)      1,623,476
                                    ==========   ==========    ==========      ==========

    Net earnings (loss) per limited
     partnership interest:
          Net operating earnings
           (loss). . . . . . .     $      2.44         9.77        (21.47)          17.37

          Gains on sales of
           investment properties          --          --             19.02          --
                                    ----------   ----------     ----------     ----------




                                    CARLYLE INCOME PLUS, LTD.
                                     (A LIMITED PARTNERSHIP)

                               STATEMENTS OF OPERATIONS-CONCLUDED


                                           (UNAUDITED)


                                      THREE MONTHS ENDED             SIX MONTHS ENDED
                                            JUNE 30,                      JUNE 30,
                                    -----------------------     -------------------------
                                       1997         1996           1997           1996
                                    ----------   ----------     ----------     ----------


          Net earnings (loss).     $      2.44         9.77         (2.45)          17.37
                                    ==========   ==========     ==========     ==========

          Cash distributions
           per limited partnership
           interest. . . . . .     $    123.00        20.00         263.00          20.00
                                    ==========   ==========     ==========     ==========

                         See accompanying notes to financial statements.

                                    CARLYLE INCOME PLUS, LTD.
                                     (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS

                             SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                           (UNAUDITED)

                                                               1997                    1996
                                                           ------------           ------------
Cash flows from operating activities:
 Net earnings (loss) . . . . . . . . . . . . . . . . .     $   (180,135)            1,623,476
 Items not requiring (providing) cash or cash equivalents:
   Depreciation. . . . . . . . . . . . . . . . . . . .             --                 376,248
   Amortization of deferred expenses . . . . . . . . .           11,667                16,141
   Provision for value impairment. . . . . . . . . . .        2,800,000                 --
   Partnership's share of operations of unconsolidated
    ventures, net of distributions . . . . . . . . . .         (141,082)             (323,400)
   Gains on sales of investment properties . . . . . .       (1,800,831)                --
Changes in:
 Rents and other receivables . . . . . . . . . . . . .           10,004               203,970
 Prepaid expenses. . . . . . . . . . . . . . . . . . .          (20,402)              (73,176)
 Accrued rents receivable. . . . . . . . . . . . . . .           17,864               (10,480)
 Accounts payable. . . . . . . . . . . . . . . . . . .         (259,775)              157,307
 Amounts due to affiliates . . . . . . . . . . . . . .           17,763                 4,363
 Unearned rents. . . . . . . . . . . . . . . . . . . .            4,466               (26,347)
 Accrued real estate taxes . . . . . . . . . . . . . .          107,107               142,207
 Tenant security deposits. . . . . . . . . . . . . . .          (78,442)               (5,087)
                                                           ------------          ------------
          Net cash provided by (used in) operating
           activities. . . . . . . . . . . . . . . . .          488,204             2,085,222
                                                           ------------          ------------

Cash flows from investing activities:
  Proceeds from sales of investment properties,
   net of closing costs. . . . . . . . . . . . . . . .       12,351,581                  --
  Additions to investment properties . . . . . . . . .          (14,834)             (136,534)
  Payment of deferred expenses . . . . . . . . . . . .          (11,409)              (12,146)
                                                           ------------           -----------

                                    CARLYLE INCOME PLUS, LTD.
                                     (A LIMITED PARTNERSHIP)

                              STATEMENTS OF CASH FLOWS - CONCLUDED


                                                                1997                1996
                                                            -----------         -----------


          Net cash provided by (used in)
            investing activities . . . . . . . . . . .       12,325,338            (148,680)
                                                            -----------         -----------

Cash flows from financing activities:
  Distributions to limited partners. . . . . . . . . .      (23,356,519)         (1,776,161)
  Distributions to general partners. . . . . . . . . .          (37,393)            (93,482)
                                                            -----------         -----------

          Net cash provided by (used in)
            financing activities . . . . . . . . . . .      (23,393,912)         (1,869,643)
                                                            -----------         -----------

          Net increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . .      $ (10,580,370)           66,899

          Cash and cash equivalents, beginning of year       14,972,580           2,778,447
                                                            -----------         -----------
          Cash and cash equivalents, end of period . .      $ 4,392,210           2,845,346
                                                            ===========         ===========
Supplemental disclosure of cash flow information:
   Cash paid for mortgage and other interest . . . . .      $      --                  --
                                                            ===========         ===========

   Non-cash investing and financing activities . . . .      $      --                  --
                                                            ===========         ===========


                         See accompanying notes to financial statements.




                   CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

                 NOTES TO FINANCIAL STATEMENTS

                    JUNE 30, 1997 AND 1996

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

    The Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. The Partnership has committed to such a plan for all of its remaining real estate investments.
In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. The results of operations for properties classified as held for sale or sold during the past two years were $(2,192,421) and $1,451,689, respectively, for the six months ended June 30, 1997 and 1996. In addition, the accompanying financial statements include $141,082 and $323,400, respectively, of the Partnership's share of total operations of $284,529 and $909,683 for the six months ended June 30, 1997 and 1996 of unconsolidated properties classified as held for sale or sold in the past two years.

    During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. As the Partnership's capital structure only has general and limited partnership interests the Partnership does not expect any significant impact on its consolidated financial statements upon adoption of these standards when required at the end of 1997.

    Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.



                                  CARLYLE INCOME PLUS, LTD.
                                     (A LIMITED PARTNERSHIP)

                            NOTES TO FINANCIAL STATEMENTS - CONTINUED


    TRANSACTIONS WITH AFFILIATES

    The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments.  Fees, commissions and other expenses required to be paid by the Partnership to the
General Partners and their affiliates as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 are as follows:

                                                                      UNPAID AT
                                                                       JUNE  30,
                                   1997                1996            1997
                                ---------         ----------       ------------
Property management and
 leasing fees                 $    21,527            48,485                 838
Insurance commissions               8,181            11,812                 --
Reimbursement (at cost)
 for salary and salary-related
 expenses related to the on-site
 and other costs for the
 Partnership and its investment
 properties                        22,579            17,955              33,639
                                 --------         ----------------    ---------
                              $    52,287            78,252              34,477
                                 ========         ================     ================

    All such amounts payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.










                    CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

    Sunrise Town Center

    Occupancy at the property is 65% at June 30, 1997, primarily as a result of the vacating in March 1997 of a tenant which occupied 24,115 square feet (approximately 19% of the Partnership's owned net rentable area at the property). This tenant's lease is scheduled to expire in March 2010. The Partnership is currently reviewing its legal remedies with respect to this tenant's lease and to the approximately $92,000 in arreages due from this tenant as of the date of this report. In addition, tenant leases representing approximately 17% of the leasable space at the property are scheduled to expire in 1999, not all of which are expected to be renewed.

    Based upon local market conditions and uncertainty concerning the ability to recover the carrying value of the property through future operations and sale, the Partnership, as a matter of prudent accounting practice, recorded provisions for value impairment totaling $2,050,000 for this property in 1996. An additional provision of $2,800,000 was recorded as of March 31, 1997. Such provisions were recorded to reflect the then estimated fair values of the property based upon an analysis of discounted estimated future cash flows over the projected holding periods.

    In July 1997, a potential purchaser signed a letter of intent to purchase this property. There can be no assurance, however, that the sale of the property will be consummated with this potential purchaser. If the sale is consummated under the proposed terms, the Partnership would recognize a gain for financial reporting purposes (primarily as a result of cumulative provisions for value impairment totaling $9,150,000 previously recorded by the Partnership) and a loss for Federal income tax reporting purposes.

    The property was classified as held for sale as of December
31, 1996 and, therefore, is not subject to continued depreciation.

    Landings Shopping Center

    Occupancy at the property decreased to 55% at June 30, 1997, from 60% at March 31, 1997, as a result of the vacating of two tenants which occupied approximately 5,350 square feet at the property. Although there have been delays in the lease-up of vacant space, the JMB/Landings joint venture ("JMB/Landings") continues to actively pursue replacement tenants. In such regard, lease agreements were executed with two tenants to occupy a total of 24,420 square feet (approximately 26% of JMB/Landings' owned net rentable area at the property). These two tenants, one leasing 20,410 square feet and the other leasing 4,010 square feet, are expected to occupy their space in late summer of 1997.

JMB/Landings is currently pursuing its legal remedies concerning arrearages of approximately $45,000 from tenants that have vacated or ceased operations at the center. In addition, tenant leases representing approximately 7%, 16% and 10% of the leasable space at the property are scheduled to expire during the remainder of 1997, and in 1998 and 1999, respectively, not all of which are expected to be renewed. JMB/Landings is conserving its working capital in order to fund budgeted 1997 capital and tenant costs of approximately $150,000 and for potential future costs in connection with the lease-up of the vacant space at the property, of which approximately $50,000 has been incured as of the date of this report. Furthermore, as of December 31, 1996, JMB/Landings has committed to a plan to sell the property and, therefore, the property was classified as held for sale and is not subject to continued depreciation. An affiliate of the General Partners of the Partnership manages the property for a fee equal to 4% of the property's gross receipts. Such property management fees aggregated $19,548 and $22,154 for the six months ended June 30, 1997 and 1996, respectively.

    CIP/Ashby

    In July 1996, CIP/Ashby entered into a contract with a potential purchaser for the sale of this property and, pursuant to such contract, the property was sold August 26, 1996.

    In connection with the sale of this property, as is customary in such transactions, CIP/Ashby agreed to certain representations and warranties, with a stipulated survival period of one year after the date of the closing of the sale, to late August 1997. Although it is not expected, CIP/Ashby may ultimately have some liability under such representations and warranties. In this regard, the CIP/Ashby venture will not be liquidated until after the expiration of the above-mentioned survival period and after the distribution of any remaining funds to the venture partners.

    Carson Industrial Park

    Occupancy at the property increased to 89% at June 30, 1997, from 80% at March 31, 1997, primarily as the result of the move-in of three tenants who occupy approximately 20,000 square feet at the property. The Partnership continues to actively pursue replacement tenants. Tenant leases representing approximately 46% of the property's leasable space are due to expire in 1998, not all of which are expected to be renewed.

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

                              15
    In connection with the sale of this property, as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expires December 31, 1997. Although it is not expected, the Partnership may ultimately have some liability under such representations and warranties.

    Unconsolidated Ventures - Summary Information

    Summary income statement information for JMB/Landings for the six months ended June 30, 1997 and 1996 and for CIP/Ashby for the six months ended June 30, 1996 (as the property was sold in August 1996 as discussed above) is as follows:

                                     1997            1996
                                 ------------    ----------

    Total income . . . . . .   $     459,714       2,264,166
                                 ===========     ===========
    Operating earnings . . .   $     278,302         909,683
                                 ===========     ===========
    Partnership's share of
     earnings. . . . . . . .   $     139,151         323,400
                                 ===========     ===========

    ADJUSTMENTS

    In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

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

    The Partnership had been made aware that in early April of 1997 another unaffiliated third party made an unsolicited tender offer to some of the Holders of Interests. This offer was seeking to purchase up to 4.9% of the Interests in the Partnership at $250 per Interest and expired in late May 1997. The Special Committee recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. As of the date of this report, the Partnership is aware that 1.26% of the outstanding Interests in 1996 and 1997 have been purchased in 1996 and 1997 by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

    Due to the recent sales of four of the Partnership's seven original investment properties, the distributions of operating cash flow will be reduced. After reviewing the Partnership's properties and their competitive marketplace, the General Partners of the Partnership expect to be able to liquidate the remaining three investment properties as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the properties are sold in the nearer term), barring any unforeseen economic developments.

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

RESULTS OF OPERATIONS

    Cash and cash equivalents at June 30, 1997 was approximately $4,400,000, a reduction from December 31, 1996 due primarily to the Partnership distributing $12,433,128 ($140 per Interest) to the Holders of Interests in February 1997, which represented substantially all of the net proceeds received from the sale of the Riverview Plaza Shopping Center in December 1996. In addition, $10,212,927 of sales proceeds ($115 per Interest) from the sales of the Rancho Franciscan Apartments and the Costa Mesa Industrial Park in January and March of 1997, respectively, was distributed to the Holders of Interests in May 1997. The Partnership also distributed approximately $748,000 of operating cash flow in May 1997 ($37,393 of which was the General Partners' share). Such sales proceeds were temporarily invested and were the primary cause of the increase in interest income for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996.

    The decrease in investment properties held for sale or disposition, accounts payable and tenant security deposits at June 30, 1997 as compared to December 31, 1996 is attributable primarily to the 1997 sales of the Costa Mesa Industrial Park and the Rancho Franciscan Apartments as described in the notes. An additional decrease in investment properties held for sale or disposition and in accrued rents receivable at June 30, 1997 as compared to December 31, 1996 is attributable to the $2,800,000 provision for value impairment recorded for the Sunrise Town Center at March 31, 1997, as described in the notes. An additional decrease in accounts payable at June 30, 1997 as compared to December 31, 1996 is attributable primarily to the payment in 1997 of certain unpaid capital and tenant costs at December 31, 1996 at certain of the Partnership's other investment properties.

    The increase in accrued real estate taxes at June 30, 1997 as compared to December 31, 1996 is attributable to the timing of real estate tax payments based upon the payment due dates in the jurisdiction in which the Sunrise Town Center property operates.

    The decrease in rental income and property operating expenses for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is due primarily to the 1997 sales of the Rancho Franciscan Apartments and the Costa Mesa Industrial Park, and to the December 1996 sale of the Riverview Plaza Shopping Center.

The decrease in depreciation expense for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is attributable to the suspension of depreciation in 1997, pursuant to SFAS 121, as all of the Partnership's investment properties were classified during 1996 as held for sale or disposition.

    The increase in fees for professional services for the three and six months ended June 30, 1997 as compared to the year-earlier periods is attributable primarily to the recognition of legal and other professional fees in connection with the leasing and marketing efforts of the Partnership's remaining investment properties and to an increase in 1997 fees for accounting and auditing services pertaining to the 1996 audit.

    The decrease in general and administrative expenses for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is attributable primarily to the timing of the recognition of costs for certain outsourcing services, recognition of certain prior year reimbursable costs to affiliates of the General Partners and the timing of the recognition of certain printing costs in 1996.

    A provision for value impairment of $2,800,000 was recorded at March 31, 1997 for the Sunrise Town Center investment property due to the uncertainty relating to the Partnership's ability to recover the net carrying value of this property through future operations and sale.

    The decrease in Partnership's share of operations of unconsolidated ventures for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is due primarily to the August 1996 sale of the Ashby at McLean Apartments. Such decrease was partially offset by an increase in the Partnership's share of operations of JMB/Landings primarily as a result of the suspension of depreciation, effective January 1, 1997, on the Landings Shopping Center, as the property was classified as held for sale as of December 31, 1996. This increase was substantially offset for the three months ended June 30, 1997 by a decrease in rental income at the property in 1997, primarily as a result of a decrease in occupancy at the property in 1997.

    Gains on sale of investment properties for the six months ended June 30, 1997 resulted from the 1997 sales of the Rancho
Franciscan Apartments and the Costa Mesa Industrial Park.

PART II.  OTHER INFORMATION
 ITEM 5.  OTHER INFORMATION

    The following is a listing of approximate occupancy levels by quarter for t he Partnership's investment properties owned during 1997:

                                                               1996               1997
                                                     -------------------- --------------------
                                                       at    at   at   at   at  at    at    at
                                                     -------------------- --------------------
                                                     3/31  6/30 9/3012/31 3/316/30  9/30 12/31
                                                     ----  ---- ---- ---- --------  ----  ----
1. The Landings
    Shopping Center
    Sarasota, Florida. . . . . . . . . . . .          82%   65%  67%  60%  60% 55%

2. Carson Industrial Park
    Carson, California . . . . . . . . . . .          95%   93%  93%  93%  80% 89%

3. Costa Mesa,
    Industrial Park
    Costa Mesa, California . . . . . . . . .          69%   69%  69%  69%  N/A N/A

4. Rancho Franciscan
    Apartments
    Santa Barbara, California. . . . . . . .          97%   97%  95%  98%  N/A N/A

5. Sunrise Town Center
    Sunrise, Florida . . . . . . . . . . . .          83%   82%  82%  83%  64% 65%


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



       By:     Gailen J. Hull, Senior Vice President
       Date:   August 8, 1997

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               GAILEN J. HULL,
               Principal Accounting Officer
       Date:   August 8, 1997