Form 10-Q
period 1997-09-30
CARLYLE INCOME PLUS LTD
filed 1997-11-10
CIK 792978

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:  CARLYLE INCOME PLUS, LTD.
     Commission File No. 000-16975
     Form 10-Q

Gentlemen:

Transmitted, for the above-captioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q for the 3rd quarter September 30, 1997.


Thank you.

Very truly yours,

CARLYLE INCOME PLUS, LTD.

By:  JMB Realty Corporation
     Corporate General Partner


     By:
          Gailen J. Hull, Senior Vice President
          and Principal Accounting Officer


Enclosures
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter                        Commission file
ended September 30, 1997               number 000-16975

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                     CARLYLE INCOME PLUS, LTD.
                                      (A LIMITED PARTNERSHIP)

                                          BALANCE SHEETS

                             SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                            (UNAUDITED)

                                              ASSETS
                                              ------
                                                               SEPTEMBER 30,      DECEMBER 31,
                                                                  1997                1996
                                                               -----------        ------------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . .$     11,513,496     14,972,580
  Rents and other receivables (net of allowance
    for doubtful accounts of $185,155 in 1997 and
    $88,784 in 1996) . . . . . . . . . . . . . . . . . . .         123,722             187,830
  Prepaid expenses . . . . . . . . . . . . . . . . . . . .          45,261              41,126
                                                               -----------         -----------

          Total current assets . . . . . . . . . . . . . .      11,682,479          15,201,536
                                                               -----------         -----------

Investment properties held for sale or disposition:. . . .       3,803,224          22,320,312
                                                               -----------         -----------








                                     CARLYLE INCOME PLUS, LTD.
                                      (A LIMITED PARTNERSHIP)

                                    BALANCE SHEETS - CONTINUED

                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                 1997                 1996
                                                              -----------          ----------

Investments in unconsolidated ventures, at
 equity. . . . . . . . . . . . . . . . . . . . . . . . . .      4,346,364           4,177,052
Deferred expenses  . . . . . . . . . . . . . . . . . . . .         13,767              57,769
Accrued rents receivable . . . . . . . . . . . . . . . . .         92,234             187,082
                                                              -----------        ------------
                                                           $   19,938,068          41,943,751
                                                              ===========        ============

                      LIABILITIES AND PARTNERS' CAPITAL  ACCOUNTS (DEFICITS)
                      ------------------------------------------------------

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . $       85,738             431,147
  Amounts due to affiliates  . . . . . . . . . . . . . . .         20,847              16,714
  Unearned rents . . . . . . . . . . . . . . . . . . . . .         27,916              21,276
  Accrued real estate taxes. . . . . . . . . . . . . . . .        160,661                --
                                                              -----------         -----------
          Total current liabilities. . . . . . . . . . . .        295,162             469,137

Tenant security deposits . . . . . . . . . . . . . . . . .         16,504             180,052
                                                              -----------         -----------
          Total liabilities. . . . . . . . . . . . . . . .        311,666             649,189
                                                              -----------         -----------
Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . .         25,000              25,000
    Cumulative net earnings (losses) . . . . . . . . . . .      1,922,938           1,885,545
    Cumulative cash distributions. . . . . . . . . . . . .     (1,947,938)         (1,910,545)
                                                              -----------         -----------
                                                                    --                   --
                                                              -----------         -----------



                                     CARLYLE INCOME PLUS, LTD.
                                      (A LIMITED PARTNERSHIP)

                                    BALANCE SHEETS - CONTINUED

                                                             SEPTEMBER 30,        DECEMBER 31,
                                                                 1997                1996
                                                              -----------         -----------
  Limited partners (88,808.058 Interests):
    Capital contributions, net of offering costs . . . . .     77,762,167          77,762,167
    Cumulative net earnings (losses) . . . . . . . . . . .     11,681,682           9,993,323
    Cumulative cash distributions. . . . . . . . . . . . .    (69,817,447)        (46,460,928)
                                                              -----------         -----------
                                                               19,626,402          41,294,562
                                                              -----------         -----------
          Total partners' capital accounts . . . . . . . .     19,626,402          41,294,562
                                                              -----------         -----------

                                                          $    19,938,068          41,943,751
                                                              ===========         ===========















                          See accompanying notes to financial statements.

                                     CARLYLE INCOME PLUS, LTD.
                                      (A LIMITED PARTNERSHIP)

                                     STATEMENTS OF OPERATIONS

                      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                            (UNAUDITED)


                                      THREE MONTHS ENDED        NINE MONTHS ENDED
                                         SEPTEMBER 30,             SEPTEMBER 30,
                                   ------------------------   --------------------------
                                        1997        1996           1997          1996
                                     ----------  ----------     ----------    ----------
Income
  Rental income. . . . . . . .      $   389,020  1,592,888       1,546,872     4,762,342
  Interest income. . . . . . .           89,234     35,064         433,508       129,902
                                     ---------- ----------      ----------    ----------
                                        478,254  1,627,952       1,980,380     4,892,244
                                     ---------- ----------      ----------    ----------
Expenses:
  Depreciation . . . . . . . .            --        97,245           --          473,493
  Property operating
   expenses. . . . . . . . . .          205,787    665,852         796,793     2,000,703
  Professional services. . . .            --       113,649         102,511       167,274
  Amortization of
   deferred expenses . . . . .            4,518      8,594          16,185        24,735
  General and administrative .           78,221     39,602         197,211       222,953
  Provisions for value impairment.      100,000    720,000       2,900,000       720,000
                                     ---------- ----------      ----------    ----------

                                        388,526  1,644,942       4,012,700     3,609,158
                                     ---------- ----------      ----------    ----------

          Operating
            earnings (loss). .           89,728    (16,990)     (2,032,320)    1,283,086




                                     CARLYLE INCOME PLUS, LTD.
                                      (A LIMITED PARTNERSHIP)

                                STATEMENTS OF OPERATIONS-CONCLUDED


                                            (UNAUDITED)


                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                         SEPTEMBER 30,               SEPTEMBER 30,
                                    ----------------------     --------------------------
                                        1997       1996            1997           1996
                                     ---------- ----------      ----------     ----------


Partnership's share
 of operations of
 unconsolidated
 ventures  . . . . . . . . . .           56,819    202,110         197,901       525,510
                                     ---------- ----------      ----------    ----------

          Net operating earnings
          (loss) . . . . . . .          146,547    185,120      (1,834,419)    1,808,596

Gains on sales of investment
properties . . . . . . . . . .        1,759,340  1,134,043       3,560,171     1,134,043
                                     ---------- ----------      ----------    ----------

          Net earnings (loss).      $ 1,905,887  1,319,163       1,725,752     2,942,639
                                     ========== ==========      ==========    ==========

          Net earnings (loss)
           per limited
           partnership
           interest





          Net operating earnings
          (loss) . . . . . . .      $       .39       1.98          (21.08)        19.35

          Gain on sales
          of investment properties        21.07      12.64           40.09         12.64
                                     ---------- ----------      ----------    ----------

          Net earnings (loss).      $     21.46      14.62           19.01         31.99
                                     ========== ==========      ==========    ==========

          Cash distributions
           per limited partnership
           interest. . . . . .      $     --         --             263.00         20.00
                                     ========== ==========      ==========    ==========






















                          See accompanying notes to financial statements.

                                     CARLYLE INCOME PLUS, LTD.
                                      (A LIMITED PARTNERSHIP)

                                     STATEMENTS OF CASH FLOWS

                           NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                            (UNAUDITED)
                                                                1997                    1996
                                                            ------------           ------------

Cash flows from operating activities:
 Net earnings (loss) . . . . . . . . . . . . . . . . .    $    1,725,752             2,942,639
 Items not requiring (providing) cash or cash equivalents:
 Depreciation. . . . . . . . . . . . . . . . . . . . .             --                  473,493
 Amortization of deferred expenses . . . . . . . . . .            16,185                24,735
 Provisions for value impairment . . . . . . . . . . .         2,900,000               720,000
 Partnership's share of operations of unconsolidated
  ventures, net of distributions . . . . . . . . . . .          (169,312)             (525,510)
 Gains on sales of investment properties . . . . . . .        (3,560,171)           (1,134,043)
Changes in:
 Rents and other receivables . . . . . . . . . . . . .            64,108                14,127
 Prepaid expenses. . . . . . . . . . . . . . . . . . .            (4,135)              (36,293)
 Accrued rents receivable. . . . . . . . . . . . . . .            12,738               (15,720)
 Accounts payable. . . . . . . . . . . . . . . . . . .          (345,409)                 (229)
 Amounts due to affiliates . . . . . . . . . . . . . .             4,133                18,287
 Unearned rents. . . . . . . . . . . . . . . . . . . .             6,640               (48,030)
 Accrued real estate taxes . . . . . . . . . . . . . .           160,661                22,137
 Tenant security deposits. . . . . . . . . . . . . . .          (163,548)               (1,787)
                                                            ------------          ------------

          Net cash provided by (used in) operating
           activities. . . . . . . . . . . . . . . . .           647,642             2,453,806
                                                            ------------          ------------
Cash flows from investing activities:
  Proceeds from sales of investment properties,
   net of closing costs. . . . . . . . . . . . . . . .        19,348,551                 --
  Additions to investment properties . . . . . . . . .           (30,709)             (215,555)
  Payment of deferred expenses . . . . . . . . . . . .           (30,656)              (19,003)
                                                            ------------           -----------




                                     CARLYLE INCOME PLUS, LTD.
                                      (A LIMITED PARTNERSHIP)

                               STATEMENTS OF CASH FLOWS - CONCLUDED


                                                                1997                 1996
                                                            ------------         -----------


          Net cash provided by (used in)
            investing activities . . . . . . . . . . .        19,287,186            (234,558)
                                                            ------------         -----------

Cash flows from financing activities:
  Distributions to limited partners. . . . . . . . . .       (23,356,519)         (1,776,161)
  Distributions to general partners. . . . . . . . . .           (37,393)            (93,482)
                                                            ------------         -----------


          Net cash provided by (used in)
            financing activities . . . . . . . . . . .       (23,393,912)         (1,869,643)
                                                            ------------         -----------

          Net increase (decrease) in cash and
            cash equivalents . . . . . . . . . . . . .        (3,459,084)            349,605

          Cash and cash equivalents, beginning of year        14,972,580           2,778,447
                                                            ------------         -----------
          Cash and cash equivalents, end of period . .    $   11,513,496           3,128,052
                                                            ============         ===========
Supplemental disclosure of cash flow information:
   Cash paid for mortgage and other interest . . . . .    $      --                     --
                                                            ============         ===========

   Non-cash investing and financing activities . . . .    $      --                     --
                                                            ============         ===========


                          See accompanying notes to financial statements.

                   CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

                 NOTES TO FINANCIAL STATEMENTS

                  SEPTEMBER 30, 1997 AND 1996

                          (UNAUDITED)

    GENERAL

    Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1996 which are included in the Partnership's
1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

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

    The Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. The Partnership has committed to such a plan for all of its remaining real estate investments.
In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. The results of operations for properties classified as held for sale or sold during the past two years were $(2,012,315) and $1,570,777 respectively, for the nine months ended September 30, 1997 and 1996. In addition, the accompanying financial statements include $197,901 and $525,510, respectively, of the Partnership's share of total operations of $395,268 and $1,509,610 for the nine months ended September 30, 1997 and 1996 of unconsolidated properties classified as held for sale or sold in the past two years.

    During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. As the Partnership's capital structure only has general and limited partnership interests, the Partnership does not expect any significant impact on its financial statements upon adoption of these standards when required at the end of 1997.

    Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.


                                     CARLYLE INCOME PLUS, LTD.
                                      (A LIMITED PARTNERSHIP)

                             NOTES TO FINANCIAL STATEMENTS - CONTINUED


    TRANSACTIONS WITH AFFILIATES

    The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments.  Fees, commissions and other expenses required to be paid by the Partnership to the
General Partners and their affiliates as of September 30, 1997 and for the nine months ended
September 30, 1997 and 1996 are as follows:

                                                                      UNPAID AT
                                                                   SEPTEMBER 30,
                                         1997           1996           1997
                                      ---------      ---------     ------------
Property management and
 leasing fees                    $       29,790         70,164            1,129
Insurance commissions                     8,357         15,712              --
Reimbursement (at cost)
 for salary and salary-related
 expenses related to the on-site
 and other costs for the
 Partnership and its investment
 properties                              33,869         26,545           19,718
                                      ---------      ---------        ---------
                                 $       72,016        112,421           20,847
                                      =========      =========        =========

    All such amounts payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.






                    CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

    Sunrise Town Center

    Occupancy at the property is 65% September 30, 1997, primarily as a result of the vacating in March 1997 of a tenant which occupied 24,115 square feet (approximately 19% of the Partnership's owned net rentable area at the property). This tenant's lease is scheduled to expire in March 2010. The Partnership is currently reviewing its legal remedies with respect to this tenant's lease and to the approximately $92,000 in arrearages due from this tenant as of the date of this report, all of which has been reserved for in the accompanying financial statements. In addition, tenant leases representing approximately 17% of the leasable space at the property are scheduled to expire in 1999, not all of which are expected to be renewed.

    Based upon local market conditions and uncertainty concerning the ability to recover the carrying value of the property through future operations and sale, the Partnership, as a matter of prudent accounting practice, recorded provisions for value impairment totaling $2,050,000 for this property in 1996. Additional provisions of $100,000 and $2,800,000 were recorded at September 30, 1997 and March 31, 1997, respectively . Such provisions were recorded to reflect the then estimated fair values, less costs to sell as applicable, of the property.

    In July 1997, a potential purchaser signed a letter of intent to purchase this property. Subsequent to the end of the third quarter, the potential purchaser informed the Partnership that they were no longer interested in purchasing the property. In November 1997, another potential purchaser signed a letter of intent to purchase this property. If the sale is consummated under the proposed terms, the Partnership would not recognize any significant gain or loss for financial reporting purposes (primarily as a result of value impairment provisions totaling $9,250,000 recorded by the Partnership in 1995, 1996 and 1997) and would recognize a loss in 1997 for Federal income tax reporting purposes. There can be no assurance, however, that the sale of the property will be consummated on these or any other terms with this potential purchaser in the near term. The property was classified as held for sale as of December 31, 1996 and, therefore, was not subject to continued depreciation.

    Landings Shopping Center

    Occupancy at the property increased to 81% at September 30, 1997, from 55% at June 30, 1997, as a result of the move-in in the third quarter of 1997 of two tenants which occupy a total of 24,420 square feet (approximately 26% of JMB/Landings' owned net rentable area at the property).

                 CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED


Although there have been delays in the lease-up of vacant space, the JMB/Landings joint venture ("JMB/Landings") continues to actively pursue replacement tenants for the remaining vacant space.

    JMB/Landings is currently pursuing its legal remedies concerning arrearages of approximately $9,000 from tenants that have vacated or ceased operations at the center. In addition, tenant leases representing approximately 5%, 16% and 10% of the leasable space at the property are scheduled to expire during the remainder of 1997, and in 1998 and 1999, respectively, not all of which are expected to be renewed. JMB/Landings is conserving its working capital in order to fund currently budgeted 1997 capital and tenant costs of approximately $235,000 and for potential future costs in connection with the lease-up of the remaining vacant space at the property, of which approximately $190,000 has been incurred as of the date of this report. An affiliate of the General Partners of the Partnership manages the property for a fee equal to 4% of the property's gross receipts. Such property management fees aggregated $29,815 and $32,367 for the nine months ended September 30, 1997 and 1996, respectively.

    As of December 31, 1996, JMB/Landings has committed to a plan to sell the property and, therefore, the property was classified as held for sale and is not subject to continued depreciation. In such regard, subsequent to the end of the third quarter, JMB/Landings reached an agreement in principle to sell the property to an independent third party. The sale is subject to various contingencies including final documentation and therefore there can be no assurance that a sale will be completed in the near term with this or any other purchaser. If the sale was completed on the proposed terms, JMB/Landings would recognize a gain in 1997 for financial reporting purposes (primarily as a result of a $3,500,000 provision for value impairment recorded by JMB/Landings in 1995) and a loss in 1997 for Federal income tax reporting purposes.

    CIP/Ashby

    In July 1996, CIP/Ashby entered into a contract with a potential purchaser for the sale of this property and, pursuant to such contract, the property was sold August 26, 1996.

    In connection with the sale of this property, as is customary in such transactions, CIP/Ashby agreed to certain representations and warranties, which expired, with no liability to CIP/Ashby, as scheduled in late August 1997. The CIP/Ashby venture is expected to be liquidated in 1997 after the distribution of the remaining funds to the venture partners.

                   CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED


    Carson Industrial Park

    In April 1997, the Partnership entered into a contract with a potential purchaser for the sale of this property for a sale price of $7,200,000. On August 15, 1997 the sale of the property was completed and the Partnership received the cash proceeds, less closing costs and prorations, at closing. Accordingly, Partnership recognized a gain of approximately $1,760,000 for the three months ended September 30, 1997 for financial reporting purposes (primarily as a result of a $4,300,000 value impairment provision recorded by the Partnership in 1995), and expects to recognize a loss of approximately $2,500,000 for Federal income tax reporting purposes in 1997. The property was classified as held for sale as of October 1, 1996 and, therefore, was not subject to continued depreciation.

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

                   CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONCLUDED


    In connection with the sale of this property, as is customary in such transactions, the Partnership agreed to certain representations and warranties, which expired, with no liability to the Partnership, in early September 1997.

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

    Unconsolidated Ventures - Summary Information

    Summary income statement information for JMB/Landings for the nine months ended September 30, 1997 and 1996 and for CIP/Ashby for the period prior to its sale in August 1996 as discussed above is as follows:

                                     1997            1996
                                ------------      ----------

    Total income . . . . . .   $     667,040       3,351,806
                                 ===========     ===========
    Operating earnings . . .   $     400,526       1,509,565
                                 ===========     ===========
    Partnership's share of
     earnings. . . . . . . .   $     200,263         525,510
                                 ===========     ===========

    Gain on sale of property   $      --           3,658,205
                                 ===========     ===========

    Partnership's share of
     gain on sale of property  $      --           1,134,043
                                 ===========     ===========

    ADJUSTMENTS

    In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996.

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

    The Partnership had been made aware that during 1997 other unaffiliated third parties have made unsolicited tender offers to some of the Holders of Interests. These offers were seeking to purchase up to 4.9% of the Interests in the Partnership at prices ranging from $135 to $250 per Interest. These offers have expired as of the date of this report. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership is aware that 5.57% of the outstanding Interests have been purchased in 1996 and 1997 by all such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

    Due to the recent sales of all but two of the Partnership's seven original investment properties, the distributions of operating cash flow will be reduced. After reviewing the Partnership's remaining properties and their competitive marketplaces, the General Partners of the Partnership expect to be able to liquidate these investment properties as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than the end of 1999 and perhaps in the 1997-1998 time frame, barring any unforeseen economic developments.

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

RESULTS OF OPERATIONS

    Cash and cash equivalents at September 30, 1997 was approximately $11,513,000. Such funds, which are available for distributions to the partners, for leasing costs and for working capital requirements, represent a reduction from December 31, 1996 due primarily to the Partnership distributing $12,433,128 ($140 per Interest) to the Holders of Interests in February 1997, which represented substantially all of the net proceeds received from the sale of the Riverview Plaza Shopping Center in December 1996. In addition, $10,212,927 of sales proceeds ($115 per Interest) from the sales of the Rancho Franciscan Apartments and the Costa Mesa Industrial Park in January and March of 1997, respectively, was distributed to the Holders of Interests in May 1997. The Partnership also distributed approximately $748,000 of operating cash flow in May 1997 ($37,393 of which was the General Partners' share). Such sales proceeds and the proceeds from the August 1997 sale of the Carson Industrial Park were temporarily invested and were the primary cause of the increase in interest income for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996. The Partnership anticipates making a distribution to the Holders of Interest in late November, 1997, of approximately $8.9 million, consisting of $92 per Interest from sale proceeds and $8 per Interest from operations.

    The decrease in rents and other receivables, investment properties held for sale or disposition, deferred expenses, accounts payable and tenant security deposits at September 30, 1997 as compared to December 31, 1996 is attributable primarily to the 1997 sales of the Costa Mesa and Carson Industrial Parks and the Rancho Franciscan Apartments as described in the notes. An additional decrease in investment properties held for sale or disposition and in accrued rents receivable at September 30, 1997 as compared to December 31, 1996 is attributable to the $2,900,000 of provisions for value impairment recorded for the Sunrise Town Center in 1997, as described in the notes. An additional decrease in accounts payable at September 30, 1997 as compared to December 31, 1996 is attributable primarily to the payment in 1997 of certain unpaid capital and tenant costs at December 31, 1996 at certain of the Partnership's other investment properties.

    The increase in accrued real estate taxes at September 30, 1997 as compared to December 31, 1996 is attributable to the timing of real estate tax payments based upon the payment due dates in the jurisdiction in which the Sunrise Town Center property operates.

 The decrease in rental income and property operating expenses for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is due primarily to the 1997 sales of the Rancho Franciscan Apartments and the Costa Mesa and Carson Industrial Parks, and to the December 1996 sale of the Riverview Plaza Shopping Center.

    The decrease in depreciation expense for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is attributable to the suspension of depreciation in 1997, pursuant to SFAS 121, as all of the Partnership's investment properties were classified during 1996 as held for sale or disposition.

    Provisions for value impairment of $100,000, $2,800,000 and $720,000 were recorded at September 30, 1997, March 31, 1997 and September 30, 1996, respectively, for the Sunrise Town Center investment property due to the uncertainty relating to the Partnership's ability to recover the net carrying value of this property through future operations and sale.

    The decrease in Partnership's share of operations of unconsolidated ventures for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is due primarily to the August 1996 sale of the Ashby at McLean Apartments. Such decrease was partially offset by an increase in the Partnership's share of operations of JMB/Landings primarily as a result of the suspension of depreciation, effective January 1, 1997, on the Landings Shopping Center, as the property was classified as held for sale as of December 31, 1996.

    Gains on sales of investment properties for the nine months ended September 30, 1997 resulted from the 1997 sales of the Rancho Franciscan Apartments and the Costa Mesa and Carson Industrial Parks. The gain on sale of investment property for the three months ended September 30, 1997 is due to the August, 1997 sale of the Carson Industrial Park. The gain on sale for the three and nine months ended September 30, 1996 is due to the sale of the CIP/Ashby investment property in August, 1996.

PART II.  OTHER INFORMATION
 ITEM 5.  OTHER INFORMATION

    The following is a listing of approximate occupancy levels by quarter for the Partnership's investment properties owned during 1997:

                                                               1996                1997
                                                     --------------------  --------------------
                                                        at   at   at   at    at  at    at    at
                                                     --------------------  --------------------
                                                      3/31 6/30 9/3012/31  3/316/30  9/30 12/31
                                                      ---- ---- ---- ----  --------  ----  ----
1. The Landings
    Shopping Center
    Sarasota, Florida. . . . . . . . . . . .           82%  65%  67%  60%   60% 55%   81%

2. Carson Industrial Park
    Carson, California . . . . . . . . . . .           95%  93%  93%  93%   80% 89%   N/A

3. Costa Mesa,
    Industrial Park
    Costa Mesa, California . . . . . . . . .           69%  69%  69%  69%   N/A N/A   N/A

4. Rancho Franciscan
    Apartments
    Santa Barbara, California. . . . . . . .           97%  97%  95%  98%   N/A N/A   N/A

5. Sunrise Town Center
    Sunrise, Florida . . . . . . . . . . . .           83%  82%  82%  83%   64% 65%   65%


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

          (i)     The Partnership's Report on Form 8-K (File No.
                  000-16975) for August 15, 1997 (describing the sale of the Carson Industrial Park) was filed.
                  The Report was dated August 28, 1997.

          10.4 Real Property Purchase Agreement between Carlyle Income Plus, Ltd. and Koll Cornerstone II dated April 21, 1997 relating to the sale by the Partnership of the Carson Industrial Park is hereby incorporated herein by reference to the Partnership's Report for August 15, 1997 on Form 8-K (File No. 000-16925) dated August 28, 1997.

          27.     Financial Data Schedule

   (b) The following report on Form 8-K was filed during the last quarter of the period covered by this report.

          (i)     The Partnership's Report on Form 8-K (File No.
                  000-16975) for August 15, 1997 (describing the sale of the Carson Industrial Park) was filed.
                  The Report was dated August 28, 1997.

                          SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       CARLYLE INCOME PLUS, LTD.

       By:     JMB Realty Corporation
               Corporate General Partner



       By:     Gailen J. Hull, Senior Vice President
       Date:   November 7, 1997

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               GAILEN J. HULL,
               Principal Accounting Officer
       Date:   November 7, 1997