Form 10-K405
period 1997-12-31
CARLYLE INCOME PLUS LTD
filed 1998-03-30
CIK 792978

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:  Carlyle Income Plus, Ltd.
     Commission File No. 000-16975
     Form 10-K405

Gentlemen:

Transmitted, for the above-mentioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-K405 for the year ended December 31, 1997.

Thank you.

Very truly yours,

CARLLYLE INCOME PLUS, LTD.

By:  JMB Realty Corporation
     Corporate General Partner


     By:______________________________
        Gailen J. Hull, Senior Vice President
        and Principal Accounting Officer

jt
Enclosures







              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934


For the fiscal year                     Commission file
ended December 31, 1997                Number 000-16975

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

                 LIMITED PARTNERSHIP INTERESTS
                AND ASSIGNEE INTERESTS THEREIN

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

Documents incorporated by reference:  None

                       TABLE OF CONTENTS
                                                           Page


PART I

Item  1.     Business . . . . . .  . . . . . . . . . . .    1

Item  2.     Properties. . . . . . . . . . . . . . . . .    4

Item  3.     Legal Proceedings . . . . . . . . . . . . .    6

Item  4.     Submission of Matters to a Vote of Security
             Holders. . . . .  . . . . . . . . . . . . .    6


PART II

Item  5.     Market for the Partnership's Limited
             Partnership Interests and Related Security
             Holder Matters  . . . . . . . . . . . . . .    6

Item  6.     Selected Financial Data . . . . . . . . . .    7

Item  7.     Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations  . . . . . . . . . . . . . . . .    9

Item 7A.     Quantitative and Qualitative Disclosures
              about Market Risk . . . . . . . . . . . . .   13

Item  8.     Financial Statements and Supplementary
             Data  . . . . . . . . . . . . . . . . . . .    14

Item  9.     Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure  . .    49


PART III

Item  10.    Directors and Executive Officers of the
             Partnership . . . . . . . . . . . . . . . .    49

Item  11.    Executive Compensation. . . . . . . . . . .    53

Item  12.    Security Ownership of Certain Beneficial
             Owners and Management . . . . . . . . . . .    53

Item  13.    Certain Relationships and Related
             Transactions  . . . . . . . . . . . . . . .    54


PART IV

Item  14.    Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K . . . . . . . . . . . .    55


SIGNATURES  . . . . . . . . . . .  . . . . . . . . . . .    58
                               i
                          PART I


ITEM  1.  BUSINESS

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

    The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. As of December 31, 1997, all of the Partnership's investments in real estate have been sold. Such equity investments were held by fee title and/or through joint venture partnership interests. The Partnership's real property investments were located throughout the nation and it had no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than October 31, 2036. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, were held for working capital, distributed or reinvested in existing properties rather than invested in acquiring additional properties. The Partnership currently expects to conduct an orderly liquidation of its remaining assets as quickly as practicable and to wind up its affairs not later than December 31, 1998, barring any unforeseen economic developments. Reference is also made to Item 7.

    The Partnership made the real property investments set forth in the following table:





NAME, TYPE OF PROPERTY                      DATE OF       SALE OR
   AND LOCATION                SIZE        PURCHASE   DISPOSITION DATE     TYPE OF OWNERSHIP
-----------------------        ----        --------   ----------------     -----------------
 1. Riverview Plaza
     Shopping Center
     Chicago,
     Illinois. . . .       139,000 sq.ft    8/11/87       12/12/96      fee ownership of land and
                               n.r.a                                    improvements (b)
 2. The Landings
     Shopping Center
     Sarasota,
     Florida . . . .       94,000 sq.ft.    8/16/88       12/30/97      fee ownership of land and
                              n.r.a.                                    improvements (through
                                                                        joint venture partnership)
                                                                        (a) (b)
 3. Carson Industrial
     Park
     Carson,
     California. . .      206,000 sq.ft.   11/01/88       8/15/97       fee ownership of land and
                              g.l.a.                                    improvements (b)
 4. Costa Mesa Industrial
     Park
     Costa Mesa,
     California. . .       107,000 sq.ft   11/01/88        3/3/97       fee ownership of land and
                              g.l.a.                                    improvements (b)
 5. Rancho Franciscan
     Apartments
     Santa Barbara,
     California. . .         111 units     12/28/88       1/22/97       fee ownership of land
                                                                        and improvements (b)
 6. Sunrise Town Center
     Sunrise,
     Florida . . . .      128,000 sq. ft.  10/12/89      12/16/97       fee ownership of land and
                              n.r.a.                                    improvements (b)

NAME, TYPE OF PROPERTY                      DATE OF       SALE OR
   AND LOCATION (c)            SIZE         PURCHASE  DISPOSITION DATE     TYPE OF OWNERSHIP
-----------------------        ----         --------  ----------------     -----------------

 7. The Ashby at McLean
     Apartments
     McLean,
     Virginia. . . .         250 units      2/28/90        8/26/96      fee ownership of land and
                                                                        improvements (through
                                                                        joint venture partner-
                                                                        ship) (a) (b)

----------------

  (a)  Reference is made to the Notes for a description of the joint venture partnership through which the Partnership made this real property investment.

  (b)  This property has been sold.  Reference is made to the Notes for a description of the sale of such real property investment.





    Approximate occupancy levels for the properties are set forth in the table in Item 2 below to which reference is hereby made.

    On December 30, 1997, the JMB/Landings joint venture sold
The Landings Shopping Center. Reference is made to the Notes for a further description of such transaction.

    On August 15, 1997 and December 16, 1997, the Partnership sold the Carson Industrial Park and the Sunrise Town Center, respectively. Reference is made to the Notes for further description of such transactions.

    On January 22, 1997 and March 3, 1997, the Partnership sold the Rancho Franciscan Apartments and the Costa Mesa Industrial
Park, respectively. Reference is made to the Notes for a further description of such transactions.

    The Partnership has no employees other than personnel performing on-site duties at certain of the Partnership's properties (prior to their sale), none of whom are officers or directors of the Corporate General Partner of the Partnership.

    The terms of transactions between the Partnership, the General Partners of the Partnership and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.

ITEM 2.  PROPERTIES

    The Partnership owned directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1 above to which reference is hereby made for a description of said properties.



     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal years 1997 and 1996 for the Partnership's investment properties owned during 1997:
                                                               1996                1997

                                                     --------------------  --------------------
                                                        at   at   at   at    at  at    at    at
                                                     --------------------  --------------------
                               PRINCIPAL BUSINESS     3/31 6/30 9/3012/31  3/316/30  9/30 12/31
                               ------------------     ---- ---- ---- ----  --------  ----  ----
1. The Landings
    Shopping Center
    Sarasota, Florida. . .     Retail                  82%  65%  67%  60%   60% 55%   81%   N/A

2. Carson Industrial Park      Light Industrial/
    Carson, California . .     Retail/Distrib.         95%  93%  93%  93%   80% 89%   N/A   N/A

3. Costa Mesa,
    Industrial Park
    Costa Mesa                 Light Industrial/
    California . . . . . .     Research & Develop.     69%  69%  69%  69%   N/A N/A   N/A   N/A

4. Rancho Franciscan
    Apartments
    Santa Barbara,
    California . . . . . .     Apartments              97%  97%  95%  98%   N/A N/A   N/A   N/A

5. Sunrise Town Center
    Sunrise, Florida . . .     Retail                  83%  82%  82%  83%   64% 65%   65%   N/A



---------------
  An "N/A" indicates that the property was sold and was not owned by the Partnership or its joint venture at the end of the period.


ITEM 3.  LEGAL PROCEEDINGS

   The Partnership is not subject to any pending material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of security holders during 1996 and 1997.
                            PART II

ITEM  5. Market for the Partnership's Limited Partnership
         Interests and Related Security Holder Matters

   As of December 31, 1997, there were 8,781 record holders of Interests of the Partnership. There is no public market for Interests, and it is not anticipated that a public market for Interests will develop. Upon request, the Corporate General Partner may provide information relating to prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests, as well as any other economic aspects of the transaction, will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Corporate General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Corporate General Partner has been received by the Corporate General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee.
Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which such distribution is made.

   Reference is made to Item 6 for a discussion of cash distributions to Limited Partners.

   Reference is made to Item 7 for a discussion of unsolicited tender offers received from unaffiliated third parties.

ITEM  6.  SELECTED FINANCIAL DATA
                                   CARLYLE INCOME PLUS, LTD.
                                    (A LIMITED PARTNERSHIP)

                 YEARS ENDED DECEMBER 31, 1997, 1996, 1995, 1994, AND 1993

                         (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                            1997         1996        1995         1994        1993
                          --------     --------    --------     --------    --------

Total income . . . . .$  2,127,369    6,357,920   6,567,890    6,923,129    6,969,179
                        ==========   ==========   =========    =========    =========

Earnings (loss) before gains
 on sales of investment
 properties. . . . . .  (1,619,024)   1,222,530 (12,274,429)   1,074,570    3,249,337
                        ----------   ----------  ----------   ----------   ----------

Gains on sales and
 Partnership's share
 of gains on sales of
 investment properties   4,519,657    2,069,877       --           --          --
                        ----------   ----------  ----------    ----------  ----------
Net earnings (loss)  .$  2,900,633    3,292,407 (12,274,429)   1,074,570    3,249,337
                        ==========   ==========  ==========    ==========  ==========
Net earnings (loss) per
 Interest (b)

   Earnings (loss) before gains
    on sales of investment
    properties . . . .$     (17.32)       13.08     (131.30)       11.49        34.76






   Gains on sales and
    Partnership's share of
    gains on sales of
    investment properties        48.83         9.24        --          --          --
                            ----------   ----------   ----------   ----------  ----------
                          $      31.51        22.32      (131.30)       11.49       34.76
                            ==========   ==========    =========   ==========  ==========

Total assets . . . . .    $ 11,996,978   41,943,751   49,567,471   67,048,436  69,698,572
                            ==========   ==========    =========   ==========  ==========
Cash distributions
  per Interest (c)        $     363.00       113.00        55.00        40.00       40.00
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

    During 1996 some of the Holders of Interests in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at amounts between $300 and $420 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Such offers have expired. The Partnership had been made aware that during 1997 other unaffiliated third parties have made unsolicited tender offers to some of the Holders of Interests. These offers were seeking to purchase up to 4.9% of the Interests in the Partnership at prices ranging from $135 to $250 per Interest. These offers have expired as of the date of this report. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership is aware that 5.92% of the outstanding Interests have been purchased in 1996, 1997 and 1998 by all such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. As the Partnership is currently winding up its affairs and expects to make a final liquidating distribution in late 1998, it is unlikely that any further tender offers will be made for Interests. The board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

    During the fourth quarter of 1997, the Partnership distributed approximately $8,881,000 to the Holders of Interests
($100 per Interest) which included substantially all of the net proceeds from the August 1997 sale of the Carson Industrial Park
(as described below).  In addition, the Partnership distributed
$37,393 to the General Partners which represented their share of operational cash flow of the Partnership. At December 31, 1997, the Partnership had cash and cash equivalents of approximately
$6,454,000. The Partnership distributed approximately $10,213,000 to the Holders of Interests ($115 per interest) during the first quarter of 1998 (after receiving its share of the proceeds from the December 1997 sale of the Landings Shopping Center from the JMB/Landings joint venture), which included substantially all of the proceeds from the December, 1997 sales of the Sunrise Town
Center and the Landings Shopping Center.  In addition, the
Partnership distributed $70,112 to the General Partners which represented their share of operational cash flow and working capital reserves of the Partnership. As the Partnership's last remaining real estate investments were sold in December, 1997, the remaining funds are being held to pay for the Partnership's remaining expenses and liabilities with any remaining amounts expected to be distributed to the Holders of Interests and to the General Partners upon liquidation of the Partnership pursuant to the provisions of the Partnership Agreement. In connection with these sales and as is customary in such transactions, certain representations and warranties were made to the buyer of the Sunrise Town Center (in the maximum amount of $100,000) and the buyer of the Landings Shopping Center (in the maximum amount of $200,000 to the Partnership), respectively, as discussed more fully in the Notes. The General
Partners will not receive their subordinated share of the distribution of proceeds from these or any other sales of investment properties by the Partnership due to the limitations upon such distributions as discussed in the Notes.

    LANDINGS SHOPPING CENTER

    On December 30, 1997, the JMB/Landings joint venture sold the land and related improvements of the Landings Shopping Center. The sale price was $9,700,000 (before selling costs and prorations). Reference is made to the Notes for a further description of the sale.

    ASHBY APARTMENTS

    On August 26, 1996, the CIP/Ashby joint venture sold the land and related improvements of The Ashby at McLean Apartments.
The sale price was $21,400,000 (before selling costs and prorations). Reference is made to the Notes for a further description of the sale.

    CARSON INDUSTRIAL PARK

    In April 1997, the Partnership entered into a contract with a potential purchaser for the sale of this property for a sale price of $7,200,000. On August 15, 1997, the sale of the property was completed, with the Partnership receiving the cash proceeds, less selling costs and prorations, at closing. Accordingly, the Partnership recognized a gain of approximately $1,760,000 for financial reporting purposes (primarily as a result of a $4,300,000 value impairment provision recorded by the Partnership in 1995), and a loss of approximately $2,473,000 for Federal income tax purposes in 1997.

    RANCHO FRANCISCAN APARTMENTS

    In October 1996, the Partnership signed a letter of intent to sell the property. On January 22, 1997, the property was sold for a sale price of $8,302,200, which was paid in cash at closing (net of selling costs and prorations) and which resulted in a gain of approximately $566,000 for financial reporting purposes (primarily as a result a $1,400,000 value impairment provision recorded by the Partnership in 1995), and resulted in a loss of approximately $726,000 for Federal income tax purposes in 1997.

    COSTA MESA INDUSTRIAL PARK

    On March 3, 1997, the Partnership completed the sale of the property for a sale price of $4,456,000, which was paid in cash at closing (net of selling costs and prorations) and which resulted in a gain of approximately $1,234,000 (primarily as a result of a $3,400,000 provision for value impairment recorded by the Partnership in 1995) for financial reporting purposes, and resulted in a loss of approximately $2,139,000 for Federal income tax purposes in 1997.

    SUNRISE TOWN CENTER

    On December 16, 1997, the Partnership sold the land and related improvements of the Sunrise Town Center. The sale price was $4,100,000 (before selling costs and prorations). The sale resulted in no significant gain or loss to the Partnership for financial reporting purposes, primarily as a result of value impairment provisions totaling $9,250,000 recorded by the Partnership in 1995, 1996 and 1997. In addition, the Partnership recognized a loss on sale of approximately $8,900,000 for Federal income tax purposes in 1997. Reference is made to the Notes for a further description of the sale.

    RIVERVIEW PLAZA SHOPPING CENTER

    In July 1996, a potential purchaser signed a letter of intent to purchase this property. On December 12, 1996 the Partnership sold the land and related improvements of the Riverview Shopping Center. The sale price was $12,720,000 which was paid in cash at closing (net of selling costs and prorations). Reference is made to the Notes for a further description of the sale. The Partnership recognized a gain of $935,834 and $933,492 in 1996 for financial reporting and Federal income tax purposes, respectively.

    RESULTS OF OPERATIONS

    At December 31, 1996, the Partnership owned four operating investment properties and an interest in one other operating investment property. All of these investment properties were sold by the Partnership or its joint venture in 1997.

    The decrease in cash and cash equivalents at December 31, 1997 as compared to December 31, 1996 is attributable primarily to the Partnership's distribution of sale proceeds during the first quarter of 1997, as described below. Such decrease was partly offset by the proceeds received by the Partnership in December 1997 from the sale of the Sunrise Town Center, as described above. The Partnership distributed approximately $12,433,000 to the Holders of Interests ($140 per Interest) during the first quarter of 1997, which represented substantially all of the proceeds from the Riverview Plaza sale. In addition, approximately $10,213,000 of sales proceeds ($115 per Interest) from the sales of the Rancho Franciscan Apartments and the Costa Mesa Industrial Park in January and March of 1997, respectively, was distributed to the Holders of Interests in May 1997. The Partnership also distributed approximately $748,000 of operating cash flow in May 1997 ($37,393 of which was the General Partners' share). The Partnership made a distribution to the Holders of Interests in late November 1997, of approximately $8,881,000, consisting of $92 per Interest from sale proceeds, which included proceeds from the August 1997 sale of the Carson Industrial Park and $8 per Interest from operations.

The Partnership also distributed $37,393 of operating cash flow to the General Partners in November 1997. The General Partners deferred their share of the distribution of proceeds from these sales.

    The decrease in rents and other receivables, prepaid expenses, investment properties held for sale or disposition, deferred expenses, accrued rents receivable, accounts payable, unearned rents and tenant security deposits at December 31, 1997 as compared December 31, 1996 is attributable primarily to the 1997 sales of the Rancho Franciscan Apartments, the Costa Mesa and Carson Industrial Parks and the Sunrise Town Center, as described above. An additional decrease in investment properties held for sale or disposition and in accrued rents receivable is attributable to the $2,900,000 of provisions for value impairment recorded for the Sunrise Town Center in 1997, as described in the Notes. An additional decrease in accounts payable is attributable primarily to the payment in 1997 of certain unpaid capital and tenant costs at December 31, 1996 at certain of the Partnership's investment properties.

    The decrease in rental income, property operating expenses and amortization of deferred expenses for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is due primarily to the 1997 sales of the Rancho Franciscan Apartments and the Costa Mesa and Carson Industrial Parks, and to the December 1996 sale of the Riverview Plaza Shopping Center. The decrease in rental income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is attributable primarily to a decrease in average occupancy and a decrease in effective rents at the Sunrise Town Center in 1996. An additional decrease in rental income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is attributable to lower expense recoveries from tenants at the Carson Industrial Park in 1996.

    The increase in interest income for the year ended December 31, 1997 as compared to the years ended December 31, 1996 and 1995 is attributable primarily to larger average outstanding balances in the Partnership interest-bearing cash equivalents and investments during 1997 as a result of temporarily invested sale proceeds.

    The decrease in depreciation expense for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is attributable to the suspension of depreciation in 1997, pursuant to SFAS 121, as all of the Partnership's investment properties were classified during 1996 as held for sale or disposition. The decrease in depreciation expense for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is attributable primarily to the provisions for value impairment totaling $13,400,000 recorded at September 30, 1995 on certain of the Partnership's investment properties due to the uncertainty relating to the Partnership's ability to recover the net carrying values of those properties. Additional decreases in depreciation expense are attributable to the suspension of depreciation as of April 1, 1996 on the Riverview Plaza Shopping Center, the Costa Mesa Industrial Park and the Rancho Franciscan Apartments, as such properties were classified as held for sale as of April 1, 1996.

    Fees for professional services increased for the year ended
December 31, 1996 as compared to the year ended December 31, 1995 primarily as a result of expenses incurred in connection with tender offer matters, as discussed above.

    Provisions for value
impairment totaling $2,900,000 and $2,050,000 were recorded during the year ended December 31, 1997 and 1996, respectively, for the Sunrise Town Center investment property, and provisions totaling $13,400,000 were recorded for the year ended December 31, 1995 for the Carson and Costa Mesa Industrial Parks, the Rancho Franciscan Apartments, and the Sunrise Town Center investment properties. All such provisions were made due to the uncertainty relating to the Partnership's ability to recover the net carrying value of these properties through future operations or sale during the intended holding period for these investments.

    The decrease in Partnership's share of operations of unconsoldidated ventures for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is due primarily to the August 1996 sale of the Ashby at McLean Apartments. Such decrease was partially offset by an increase in the Partnership's share of operations of JMB/Landings primarily as a result of the suspension of depreciation, effective January 1, 1997, on the Landings Shopping Center, as the property was classified as held for sale as of December 31, 1996. The increase in Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is due primarily to the Partnership's share ($1,750,000) of the provision for value impairment record by the JMB/Landings joint venture in 1995. An additional increase in Partnership's share of operations of unconsolidated ventures for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is due to an increase in the operations of CIP/Ashby as a result of the suspension of depreciation at the Ashby at McLean investment property, as such property was classified as held for sale as of April 1, 1996. Such increase was partly offset by a decrease in the operations of JMB/Landings, which resulted primarily from a decrease in occupancy and a corresponding decrease in rental income at the Landings Shopping Center in 1996.

     Gains on sales and Partnership's share of gains on sales of investment properties for the year December 31, 1997 resulted from the 1997 sales of the Rancho Franciscan Apartments, the Costa Mesa and Carson Industrial Parks, the Sunrise Town Center Shopping Center and the Landings Shopping Center. The Partnership recognized a gain of $935,834 on the December 1996 sale of the Riverview Plaza Shopping Center and recognized its share of gain of $1,134,043 on the August 1996 sale of the Ashby at McLean Apartments by its unconsolidated venture, CIP/Ashby.

INFLATION

    Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on the operations of the Partnership. Due to the Partnership's sale of its last remaining investment properties in 1997 and the expected liquidation of the Partnership during 1998, inflation is not expected to significantly impact future operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK

            Not applicable

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)


                             INDEX


Independent Auditors' Report

Balance Sheets, December 31, 1997 and 1996

Statements of Operations, years ended December 31, 1997, 1996, and 1995

Statements of Partners' Capital Accounts (Deficits), years ended
December 31, 1997, 1996 and 1995

Statements of Cash Flows, years ended December 31, 1997, 1996 and 1995

Notes to Financial Statements

SCHEDULES NOT FILED:

    All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.


JMB/LANDINGS ASSOCIATES
(A GENERAL PARTNERSHIP)

                             INDEX


Independent Auditors' Report

Balance Sheets, December 31, 1997 and 1996

Statements of Operations, years ended December 31, 1997, 1996, and 1995

Statements of Changes in Partner's Capital Accounts (Deficits), years ended December 31, 1997, 1996 and 1995

Statements of Cash Flows, years ended December 31, 1997, 1996 and 1995

Notes to Financial Statements

SCHEDULES NOT FILED:

    All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.














                 INDEPENDENT AUDITORS' REPORT


The Partners
CARLYLE INCOME PLUS, LTD.:

    We have audited the financial statements of Carlyle Income Plus, Ltd. (a limited partnership) as listed in the accompanying index. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Income Plus, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

    As discussed in the Notes to the financial statements, in 1996 the Partnership changed its method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.


Chicago, Illinois
March 25, 1998                       KPMG Peat Marwick LLP

                                     CARLYLE INCOME PLUS, LTD.
                                      (A LIMITED PARTNERSHIP)

                                          BALANCE SHEETS

                                    DECEMBER 31, 1997 AND 1996

                                              ASSETS
                                              ------

                                                                   1997           1996
                                                                ---------     ----------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . .    $  6,453,795    14,972,580
  Rents and other receivables (net of allowance
    for doubtful accounts of $88,784 in 1996). . . . . . .          84,299       187,830
  Prepaid expenses . . . . . . . . . . . . . . . . . . . .          33,945        41,126
                                                               -----------   -----------

          Total current assets . . . . . . . . . . . . . .       6,572,039    15,201,536
                                                               -----------   -----------

Investment properties held for sale or disposition . . . .            --      22,320,312
                                                               -----------    ----------

                                     CARLYLE INCOME PLUS, LTD.
                                      (A LIMITED PARTNERSHIP)

                                    BALANCE SHEETS - CONTINUED

                                                                  1997           1996
                                                               ----------    ----------

Investments in unconsolidated ventures, at
 equity. . . . . . . . . . . . . . . . . . . . . . . . . .      5,424,939     4,177,052
Deferred expenses. . . . . . . . . . . . . . . . . . . . .          --           57,769
Accrued rents receivable . . . . . . . . . . . . . . . . .          --          187,082
                                                              -----------  ------------
                                                             $  11,996,978   41,943,751
                                                              ===========   ===========


                      LIABILITIES AND PARTNERS' CAPITAL  ACCOUNTS (DEFICITS)
                      ------------------------------------------------------

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . .   $     85,706       431,147
  Amounts due to affiliates. . . . . . . . . . . . . . . .         28,188        16,714
  Unearned rents . . . . . . . . . . . . . . . . . . . . .          --           21,276
                                                               ----------   -----------

          Total current liabilities. . . . . . . . . . . .        113,894       469,137

Tenant security deposits . . . . . . . . . . . . . . . . .          --          180,052
                                                               ----------   -----------

          Total liabilities. . . . . . . . . . . . . . . .        113,894       649,189
                                                               ----------   -----------
Commitments and contingencies

Partners' capital accounts (deficits)
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . .         25,000        25,000
    Cumulative net earnings. . . . . . . . . . . . . . . .      1,987,742     1,885,545
    Cumulative cash distributions. . . . . . . . . . . . .     (1,985,331)   (1,910,545)
                                                               ----------   -----------
                                                                   27,411          --
                                                               ----------   -----------

                                     CARLYLE INCOME PLUS, LTD.
                                      (A LIMITED PARTNERSHIP)

                                    BALANCE SHEETS - CONTINUED

                                                                  1997         1996
                                                               ----------   -----------
  Limited partners (88,808.058 Interests):
    Capital contributions, net of offering costs . . . . .     77,762,167    77,762,167
    Cumulative net earnings. . . . . . . . . . . . . . . .     12,791,759     9,993,323
    Cumulative cash distributions. . . . . . . . . . . . .    (78,698,253)  (46,460,928)
                                                               ----------   -----------
                                                               11,855,673    41,294,562
                                                               ----------   -----------
          Total partners' capital accounts . . . . . . . .     11,883,084    41,294,562
                                                               ----------   -----------

                                                             $   11,996,978  41,943,751
                                                               ==========   ===========


















                          See accompanying notes to financial statements


                                     CARLYLE INCOME PLUS, LTD.
                                      (A LIMITED PARTNERSHIP)
                                     STATEMENTS OF OPERATIONS
                           YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                               1997         1996          1995
                                                           -----------   ----------    ---------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . .  $  1,582,241    6,148,871    6,339,935
  Interest income. . . . . . . . . . . . . . . . . . . .       545,128      209,049      227,955
                                                           -----------  -----------   ----------
                                                             2,127,369    6,357,920    6,567,890
                                                           -----------  -----------   ----------
Expenses:
  Depreciation . . . . . . . . . . . . . . . . . . . . .         --         525,207    1,338,869
  Property operating expenses. . . . . . . . . . . . . .       723,008    2,589,928    2,516,910
  Professional services. . . . . . . . . . . . . . . . .       136,062      224,863       87,581
  Amortization of deferred expenses. . . . . . . . . . .        17,201       36,169       50,516
  General and administrative . . . . . . . . . . . . . .       288,398      280,723      282,759
  Provisions for value impairment. . . . . . . . . . . .     2,900,000    2,050,000   13,400,000
                                                           -----------  -----------  -----------
                                                             4,064,669    5,706,890   17,676,635
                                                           -----------  -----------  -----------
                                                            (1,937,300)     651,030  (11,108,745)
Partnership's share of operations
 of unconsolidated ventures  . . . . . . . . . . . . . .       318,276      571,500   (1,165,684)
                                                           -----------  -----------  -----------

           Earnings (loss) before gains on
            sales of investment properties . . . . . . .    (1,619,024)   1,222,530  (12,274,429)

Gains on sales and Partnership's share
 of gains on sales of investment properties  . . . . . .     4,519,657    2,069,877         --
                                                           -----------  -----------  -----------

           Net earnings (loss)   . . . . . . . . . . . .  $  2,900,633    3,292,407  (12,274,429)
                                                           ===========  ===========  ===========
           Net earnings (loss) per limited
            partnership interest:

             Earnings (loss) before gains on
              sales of investment properties . . . . . .        (17.32)       13.08      (131.30)

             Gain on sales and Partnership's share of
              gains on sales of investment properties. .         48.83         9.24         --
                                                           -----------  -----------   ----------
             Net earnings (loss) . . . . . . . . . . . .  $      31.51        22.32      (131.30)
                                                           ===========  ===========  ===========
                          See accompanying notes to financial statements

                                    CARLYLE INCOME PLUS, LTD.
                                     (A LIMITED PARTNERSHIP)

                       STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                            General Partners
                                       ---------------------------------------------------------
                                                            Net
                                                         Earnings        Cash
                                       Contributions      (Loss)     Distributions      Total
                                       -------------   ----------    -------------  ------------
Balance at December 31, 1994 . . .      $     25,000    1,189,183      (1,466,505)     (252,322)

Net earnings (loss). . . . . . . .             --        (613,722)           --        (613,722)

Cash distributions ($55.00 per
 limited partnership interest).. .             --           --           (257,076)     (257,076)
                                           ---------    ---------       ---------     ---------
Balance at December 31, 1995 . . .            25,000      575,461      (1,723,581)   (1,123,120)

Net earnings (loss). . . . . . . .             --       1,310,084            --       1,310,084

Cash distributions ($113.00 per
 limited partnership interest) . .             --           --           (186,964)     (186,964)
                                           ---------    ---------      ----------     ---------

Balance at December 31, 1996 . . .            25,000    1,885,545      (1,910,545)          --


Net earnings (loss)  . . . . . . .             --         102,197            --         102,197

Cash distributions ($363.00 per limited
 partnership interest) . . . . . .             --            --           (74,786)      (74,786)
                                           ---------    ---------       ---------     ---------
Balance at December 31, 1997 . . .      $     25,000    1,987,742      (1,985,331)       27,411
                                           =========   ==========      ==========    ==========


                                    CARLYLE INCOME PLUS, LTD.
                                     (A LIMITED PARTNERSHIP)

                 STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED


                                                 Limited Partners (88,808.058 Interests)
                                          ------------------------------------------------------
                                          Contributions,       Net
                                              Net of         Earnings       Cash
                                          Offering Costs     (Loss)    Distributions    Total
                                          --------------     --------  ------------- ----------

Balance at December 31, 1994 . . . . . .      77,762,167   19,671,707   (31,541,173) 65,892,701

Net earnings (loss). . . . . . . . . . .            --    (11,660,707)          --  (11,660,707)

Cash distributions ($55.00 per
 limited partnership interest).. . . . .            --           --      (4,884,444) (4,884,444)
                                              ----------    ---------   -----------  ----------
Balance at December 31, 1995 . . . . . .      77,762,167    8,011,000   (36,425,617) 49,347,550

Net earnings (loss). . . . . . . . . . .            --      1,982,323          --     1,982,323

Cash distributions ($113.00 per
 limited partnership interest) . . . . .            --          --      (10,035,311)(10,035,311)
                                              ----------   ----------   -----------  ----------
Balance at December 31, 1996 . . . . . .      77,762,167    9,993,323   (46,460,928) 41,294,562

Net earnings (loss)  . . . . . . . . . .           --       2,798,436          --     2,798,436

Cash distributions ($363.00 per
 limited partnership interest) . . . . .           --           --      (32,237,325)(32,237,325)
                                              ----------   ----------   -----------  ----------
Balance at December 31, 1997 . . . . . .      77,762,167   12,791,759   (78,698,253) 11,855,673
                                              ==========   ==========    ==========  ==========


                         See accompanying notes to financial statements


                                    CARLYLE INCOME PLUS, LTD.
                                     (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF CASH FLOWS

                          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                              1997          1996         1995
                                                           ----------   -----------   ----------
Cash flows from operating activities:
Net earnings (loss). . . . . . . . . . . . . . . . . .  $   2,900,633    3,292,407  (12,274,429)
Items not requiring (providing) cash or
 cash equivalents:
  Depreciation . . . . . . . . . . . . . . . . . . . .          --         525,207    1,338,869
  Amortization of deferred expenses. . . . . . . . . .         17,201       36,169       50,516
  Provisions for value impairment. . . . . . . . . . .      2,900,000    2,050,000   13,400,000
  Partnership's share of operations of
   unconsolidated ventures, net of distributions . . .
   of $28,589 in 1997. . . . . . . . . . . . . . . . .       (278,468)    (571,500)   1,165,684
  Partnership's share of gains on sales of properties
   by unconsolidated ventures. . . . . . . . . . . . .       (969,419)  (1,134,043)        --
  Gains on sales of investment properties. . . . . . .     (3,550,238)    (935,834)        --
Changes in:
  Rents and other receivables. . . . . . . . . . . . .        103,531      863,360     (212,727)
  Prepaid expenses . . . . . . . . . . . . . . . . . .          7,181        7,745       (4,211)
  Accrued rents receivable . . . . . . . . . . . . . .         11,059      (19,403)      60,364
  Accounts payable . . . . . . . . . . . . . . . . . .       (345,441)     338,079      (15,397)
  Amounts due to affiliates. . . . . . . . . . . . . .         11,474      (29,296)      15,345
  Unearned rents . . . . . . . . . . . . . . . . . . .        (21,276)     (50,074)     (27,245)
  Accrued real estate taxes. . . . . . . . . . . . . .          --        (937,812)     (16,716)
  Tenant security deposits . . . . . . . . . . . . . .       (180,052)     (14,749)     (21,003)
                                                           ----------   ----------   ----------
     Net cash provided by (used in) operating activities      606,185    3,420,256    3,459,050
                                                           ----------   ----------   ----------
Cash flows from investing activities:
  Net sales and maturities of short-term investments .          --             --       931,575
  Cash proceeds from sales of investment properties. .     23,246,872   12,447,147         --
  Additions to investment properties . . . . . . . . .        (30,709)    (445,944)    (239,018)
  Partnership's distributions from
   unconsolidated ventures . . . . . . . . . . . . . .          --       7,033,900      637,500
  Payment of deferred expenses . . . . . . . . . . . .        (29,022)     (38,951)     (54,285)
                                                           ----------   ----------   ----------
      Net cash provided by (used in) investing activities  23,187,141   18,996,152    1,275,772
                                                           ----------   ----------   ----------


                                    CARLYLE INCOME PLUS, LTD.
                                     (A LIMITED PARTNERSHIP)

                              STATEMENTS OF CASH FLOWS - CONTINUED

                          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                              1997         1996         1995
                                                           ----------   ----------   ----------

Cash flows from financing activities:
  Distributions to limited partners. . . . . . . . . . . .(32,237,325) (10,035,311)  (4,884,444)
  Distributions to general partners. . . . . . . . . . . .    (74,786)    (186,964)    (257,076)
                                                           ----------   ----------   ----------
          Net cash provided by (used in) financing
           activities. . . . . . . . . . . . . . . . . . .(32,312,111) (10,222,275)  (5,141,520)
                                                           ----------   ----------   ----------

          Net increase (decrease) in cash and cash
           equivalents . . . . . . . . . . . . . . . . . . (8,518,785)  12,194,133     (406,698)

          Cash and cash equivalents, beginning
           of year . . . . . . . . . . . . . . . . . . . . 14,972,580    2,778,447    3,185,145
                                                           ----------   ----------   ----------
          Cash and cash equivalents, end of year . . . . $  6,453,795   14,972,580    2,778,447
                                                           ==========   ==========   ==========
Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . $      --          --           --
                                                           ==========   ==========   ==========
  Non-cash investing and financing activities. . . . . . $      --          --           --
                                                           ==========   ==========   ==========







                         See accompanying notes to financial statements.


                   CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

                 NOTES TO FINANCIAL STATEMENTS

               DECEMBER 31, 1997, 1996 AND 1995


OPERATIONS AND BASIS OF ACCOUNTING

    GENERAL

    The Partnership held (either directly or through joint ventures) an equity investment portfolio of United States real estate. Business activities consisted of rentals to a wide variety of commercial and retail companies, rentals to individuals, and the ultimate sale of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining assets and wind up its affairs not later than December 31, 1998, barring unforeseen economic developments. In this regard, the Partnership expects to make its final distributions after the expiration of the survival period related to the Sunrise Town Center, as described below.

    The equity method of accounting had been applied in the accompanying financial statements with respect to the Partnership's interests in the two joint ventures known as JMB/Landings Associates ("JMB/Landings") (property sold December
1997) and CIP/Ashby Partners ("CIP/Ashby") (property sold August
1996). Accordingly, the accompanying financial statements do not include the accounts of JMB/Landings or CIP/Ashby.

    The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments are not recorded in the records of the Partnership. The effect of these items for the years ended December 31, 1997 and 1996 is summarized as follows:










                                                     1997                         1996
                                          -------------------------   ------------------------
                                                         TAX BASIS                   TAX BASIS
                                         GAAP BASIS      (UNAUDITED)  GAAP BASIS    (UNAUDITED)
                                         -----------      ---------   ----------     ---------

Total assets . . . . . . . . . . .   $     11,996,978    22,710,389   41,943,751    69,879,029
Partners' capital
 accounts
 (deficits):
  General partners . . . . . . . .             27,411        27,411         --         224,100
  Limited partners . . . . . . . .         11,855,673    22,591,286   41,294,562    69,112,706
Net earnings (loss):
  General partners . . . . . . . .            102,197      (121,903)   1,310,084       900,356
  Limited partners . . . . . . . .          2,798,436   (14,284,095)   1,982,323     1,502,227
Net earnings (loss) per
 limited partnership interest. . .              31.51       (160.84)       22.32         16.92
                                           ==========    ==========    =========     =========



    The net earnings (loss) per limited partnership interest ("Interest") is based upon the number of Interests outstanding at the end of each period (88,808.058).
















                    CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED


    Although certain leases of the Partnership provided for tenant occupancy during periods for which no rent was due and/or increases in minimum lease payments over the term of the lease, the Partnership accrued rental income for the full period of occupancy on a straight-line basis.

    Deferred expenses consisted primarily of leasing fees which were being amortized over the terms of the related leases using the straight-line method.

    The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures are considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership records amounts held in U.S. Government obligations at cost, which approximates market. For the purposes of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($6,197,165 and $14,708,472 at December 31, 1997 and 1996, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds United States Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

    No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to partners.

    The Partnership had acquired, either directly or through joint ventures, interests in three shopping centers, two industrial parks and two apartment buildings. The cost of the investment properties represented the total cost to the Partnership, including certain acquisition costs.


                   CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

    Depreciation on the properties had been provided over the estimated useful lives of the various components as follows:

                                                      Years
                                                      -----

    Buildings and improvements -- straight-line . . . . .30
    Personal property -- straight-line. . . . . . . . . . 5
                                                       ====
    Maintenance and repairs were charged to operations as incurred. Significant betterments and improvements were capitalized and depreciated over their estimated useful lives.

    The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 required that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value could not be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would have been the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy was to consider a property to be held for sale when the Partnership committed to a plan to sell such property and active marketing activity had commenced or was expected to commence in the near term. As of December 31, 1996, all of the Partnership's remaining properties had been classified as held for sale. In accordance with SFAS 121, any properties identified as "held for sale or disposition" were no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) were made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. The adoption of SFAS 121 did not have any significant effect on the Partnership's financial position, results of operations or liquidity.

    In response to the uncertainty relating to the Partnership's ability to recover the net carrying value of the Carson and Costa Mesa Industrial Parks, the Rancho Franciscan Apartments, and the Sunrise Town Center investment properties through future operations or sale, as the Partnership had shortened its intended holding period for these investments to not later than 1999, the Partnership, as a matter of prudent accounting practice and for financial reporting purposes, recorded provisions for value impairment at September 30, 1995 of $4,300,000, $3,400,000, $1,400,000, and $4,300,000,respectively, for a total of $13,400,000 in 1995 for these properties. The Partnership recorded additional provisions totaling $2,900,000 and $2,050,000 in 1997 and 1996, respectively, for the Sunrise Town Center. Such provisions were recorded to reduce the net basis of the investment properties to their then estimated fair values, less costs to sell as applicable.

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

    The results of operations for properties sold during the past three years were ($1,979,493), $1,000,474 and
($10,969,209), respectively, for the years ended December 31, 1997, 1996 and 1995.

    In addition, the accompanying financial statements include $318,276, $571,500 and ($1,165,684), respectively, of the
Partnership's share of total operations of $633,977, $1,655,382 and ($1,900,577) for the years ended December 31, 1997, 1996 and 1995 of unconsolidated properties sold in the past three years.

VENTURE AGREEMENTS - GENERAL

    The Partnership is a party to one joint venture agreement at December 31, 1997. The Partnership acquired, through this venture, a shopping center which was sold December 30, 1997. Pursuant to such agreement, the Partnership made initial capital contributions of approximately $6,550,000 (before legal and other acquisition costs). Under certain circumstances, either pursuant to the venture agreement or due to the Partnership's obligations as a general partner, the Partnership may have been required to make additional cash contributions to the venture.

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

    The Partnership had been actively pursuing the sale of the Riverview Plaza Shopping Center which was classified as held for sale as of April 1, 1996 and therefore had not been subject to continued depreciation as of that date. In July 1996, the Partnership signed a letter of intent to sell the property to an unaffiliated third party. On December 12, 1996, the Partnership sold the land and related improvements of the Riverview Plaza shopping center. The sale price was $12,720,000 and was paid in



                  CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

NOTES TO FINANCIAL STATEMENTS - CONTINUED


cash at closing (net of selling costs and prorations).  The
Partnership recognized a gain of $935,834 for financial reporting purposes and a gain of $933,492 for Federal income tax purposes in 1996.

    In connection with the sale of this property, as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expired, with no liability to the Partnership, on December 31, 1997.

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

    The Partnership had been actively pursuing the sale of the Costa Mesa Industrial Park which was classified as held for sale as of April 1, 1996 and therefore had not been subject to continued depreciation as of that date. On March 3, 1997, the Partnership completed the sale of the property for a sale price of $4,456,000. The sale price was paid in cash at closing (net of selling costs and prorations) and resulted in a gain of approximately $1,234,000 (due primarily to the provision for value impairment of $3,400,000 recorded in September 1995) for financial reporting purposes and a loss of approximately $2,139,000 for Federal income tax purposes in 1997.

    In connection with the sale of this property, as is customary in such transactions, the Partnership agreed to certain representations and warranties, which expired, with no liability to the Partnership, in early September 1997.

    The Partnership had been actively pursuing the sale of the Carson Industrial Park property which had been classified as held for sale as of October 1, 1996 and therefore had not been subject to continued depreciation as of such date. In April 1997, the Partnership entered into a contract with a potential purchaser for the sale of this property for a sale price of $7,200,000. On August 15, 1997, the sale of the property was completed with the Partnership receiving the cash proceeds, net of selling costs and prorations, at closing. Accordingly, Partnership recognized a gain of approximately $1,760,000 for financial reporting purposes (primarily as a result of a $4,300,000 value impairment provision recorded by the Partnership in 1995), and a loss of approximately $2,473,000 for Federal income tax purposes in 1997.


                   CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED


    In connection with the sale of this property, as is customary in such transactions, the Partnership agreed to certain representations and warranties, which expired, with no liability to the Partnership, on December 15, 1997.

    Rancho Franciscan Apartments

    In December 1988, the Partnership acquired the Rancho
Franciscan Apartments located in Santa Barbara, California.  The
Partnership's purchase price for the apartment complex was $10,100,000, which was paid in cash at closing.

    The Partnership had been actively pursuing the sale of the Rancho Franciscan Apartments which was classified as held for sale as of April 1, 1996 and therefore had not been subject to continued depreciation as of that date. In October 1996, the Partnership signed a letter of intent to sell the property to an unaffiliated third party. On January 22, 1997, the Partnership sold the land and related improvements of the Rancho Franciscan Apartments. The sale price was $8,302,000 and was paid in cash at closing (net of selling costs and prorations). The Partnership recognized a gain of approximately $566,000 for financial reporting purposes (primarily as a result of a $1,400,000 value impairment recorded by the Partnership in 1995) and a loss of approximately $726,000 for Federal income tax purposes in 1997.

    In connection with the sale of this property, as is customary in such transactions, the Partnership agreed to certain representations and warranties, which expired, with no liability to the Partnership, on December 15, 1997.

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

    As the Partnership had committed to a plan to sell the property, the property had been classified as held for sale as of December 31, 1996 and therefore was not subject to continued depreciation as of that date.

                   CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED


    On November 17, 1997, the Partnership entered into an agreement to sell the Property for a sale price of $4,100,000. The Partnership received the sale price in cash at closing, net of selling costs and prorations. The sale resulted in no significant gain or loss to the Partnership for financial reporting purposes, primarily as a result of value impairment provisions totaling $9,250,000 recorded by the Partnership in 1995, 1996 and 1997. In addition, the Partnership recognized a loss on sale of approximately $8,900,000 for Federal income tax purposes in 1997.

    In connection with the sale of this property, as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expires in mid-September, 1998. Although it is not expected, the Partnership may ultimately have some liability under such representaions and warranties.

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

    The terms of the JMB/Landings partnership agreement provide generally that annual cash flow, sale proceeds and tax items be distributed or allocated based on the capital contributions made by each partner. Distributions and allocations to date have been made (and any obligations to make additional capital contributions will be made) 50% to the Partnership.

     As of December 31, 1996, JMB/Landings had committed to a plan to sell the property and therefore the property was classified by the JMB/Landings venture as held for sale and was not subject to continued depreciation as of that date.

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

    An affiliate of the General Partners of the Partnership managed the property for a fee equal to 4% of the property's gross receipts. Such property management fees for the years ended December 31, 1997, and 1996 and 1995 aggregated $41,809, $43,866 and $45,840, respectively.

    On November 25, 1997, JMB/Landings entered into an agreement to sell the property for a sale price of $9,700,000. JMB/Landings received the sale price in cash at closing, net of selling costs and prorations. The sale resulted in a gain of approximately $1,939,000 to JMB/Landings for financial reporting purposes (of which the Partnership's share was approximately $970,000), primarily as a result of a value impairment provision of $3,500,000 (of which the Partnership's share was $1,750,000) recorded by JMB/Landings in 1995. In addition, JMB/Landings recognized a loss on sale of approximately $1,448,000 for Federal income tax purposes in 1997 (of which the Partnership's share was approximately $724,000).

    In connection with the sale of this property, as is customary in such transactions, JMB/Landings agreed to certain representations and warranties, with a stipulated survival period which expires in late June, 1998. Although it is not expected, JMB/Landings may ultimately have some liability under such representations and warranties which, in no event, is to exceed $400,000 (of which the Partnership's share would be $200,000).

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

    The terms of the CIP/Ashby partnership agreement provided generally that annual cash flow, sale proceeds and tax items be distributed or allocated based on the capital contributions made by each partner. Distributions and allocations have been made 31% to the Partnership and the CIP/Ashby venture was liquidated in 1997.

    As CIP/Ashby had committed to a plan to sell the property, the property was classified as held for sale as of April 1, 1996, and therefore, was not subject to continued depreciation as of that date.

                   CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED


     In July 1996, CIP/Ashby entered into a contract with a potential purchaser for the sale of this property for a sale price of $21,400,000, payable in cash at closing (net of selling costs and prorations). Pursuant to such contract, the property was sold on August 26, 1996. CIP/Ashby recognized a gain on sale of $3,658,205 for financial reporting purposes (of which the Partnership's share was $1,134,043), primarily as a result of a $7,572,479 provision for value impairment recorded by CIP/Ashby in 1994 (of which the Partnership's share was $2,347,468) and recognized a loss of approximately $3,549,000 for Federal income tax reporting purposes in 1996 (of which the Partnership's share was approximately $1,100,000).

    In connection with the sale of this property, as is customary in such transactions, CIP/Ashby agreed to certain representations and warranties, with a stipulated survival period which expired in late August, 1997, with no liability to CIP/Ashby.

    A former affiliate of the General Partners managed the property for a fee equal to 5% of the property's gross receipts.
The former affiliate also operated the underground parking facilities which it leased from CIP/Ashby.

MANAGEMENT AGREEMENTS

    All of the Partnership's properties were managed by an affiliate of the General Partners or a former affiliate of the General Partners for fees computed as a percentage of certain rents received by the properties. In December 1994, one of the affiliated property managers sold substantially all of its assets and assigned its interest in its management contracts to an unaffiliated third party. In addition, certain of the management personnel of the property manager became management personnel of the purchaser and its affiliates. The successor to the affiliated property manager's assets was acting as the property manager of the Carson and Costa Mesa Industrial Parks and the Rancho Franciscan and Ashby at McLean Apartments after the assignment on the same terms that existed prior to the assignment.

PARTNERSHIP AGREEMENT

    Pursuant to the terms of the Partnership Agreement, profits and losses of the Partnership from operations are generally allocated first to the General Partners in an amount equal to the greater of the General Partners' share of "Disbursable Cash" (as described below) or 1%. Profits from the sale or other

                   CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED


disposition of investment properties generally are allocated first to the General Partners in an amount equal to the greater of the General Partners' share of cash distributions of the proceeds of any such sale or other disposition (as described below) or 1% of the total profits from any such sale or other disposition, plus an amount which will reduce deficits (if any) in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from the sale of properties. Losses from the sale or other disposition of investment properties are to be allocated 1% to the General Partners. Notwithstanding such profit and loss allocation provisions, the Partnership Agreement further provides that if at any time profits (including items thereof) are realized by the Partnership, any current or anticipated event that would cause the deficit balance in absolute amount in the capital accounts of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the General Partners shall be allocated profits to the extent necessary to cause the deficit balance in the capital accounts of the General Partners to be no less than their respective share of the Partnership's indebtedness after such event. In general, the effect of this provision is to defer the recognition of gain to the Limited Partners; such provision was applied to the gain allocated to the General Partners for financial reporting purposes in 1997.

    The General Partners have made capital contributions of $25,000. Except under certain limited circumstances upon dissolution or liquidation of the Partnership or the General Partners' interests in the Partnership, the General Partners are not required to make any additional capital contributions. "Disbursable Cash" of the Partnership is to be distributed 93% to the Holders of Interests and 7% to the General Partners; provided, however, that receipt by the General Partners of two of such seven percentage points of disbursable cash otherwise distributable to them in any fiscal year will be subject to receipt by the Holders of Interests of a 6% return for such year on their "Average Adjusted Capital Contribution" on a noncumulative basis. Distributions of "Sale Proceeds" are to be initially allocated 99% to the Holders of Interests and 1% to the General Partners. However, upon the completion of the liquidation of the Partnership and final distribution of all Partnership funds, all previous distributions of sale proceeds to the General Partners are to be repaid to the Partnership to the extent that the Holders of Interests have not received sale proceeds equal to their initial capital investment plus a 6% return thereon (as defined). After receipt by the Holders of Interests of such preferred return, further distributions of sale proceeds are to be allocated to the General Partners until the General Partners have received distributions in an amount equal to 3% of the aggregate selling prices of all properties sold, with the remaining balance to be distributed 85% to the

                   CARLYLE INCOME PLUS, LTD.
                    (A LIMITED PARTNERSHIP)

           NOTES TO FINANCIAL STATEMENTS - CONTINUED

Holders of Interests and 15% to the General Partners; provided, however, that such 3% and 15% of sale proceeds distributable to the General Partners are subordinate to the Holders of Interests' receipt of a 9% return on their investment. Since the Holders of Interests will not receive an amount equal to their initial contributed capital from the aggregate sale proceeds of all of the Partnership's investment properties, the General Partners will not receive any distributions of proceeds from sales.

    TRANSACTIONS WITH AFFILIATES

    The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1997, and for the years ended December 31, 1997, 1996 and 1995 are as follows:
                                                  UNPAID AT
                                                  DECEMBER 31,
                      1997      1996        1995      1997
                   ---------  ---------  --------- ----------
Property management
 and leasing
 fees              $  39,205    96,140      89,917      4,555
Insurance
 commissions           6,975    15,712      18,132       --
Reimbursement (at
 cost) for accounting
 services             15,918     5,389      71,651      7,783
Reimbursement
 (at cost) for
 portfolio management
 services             35,005    21,112      27,760      9,054
Reimbursement
 (at cost) for
 legal services        7,592     7,861      1,565       1,040
Reimbursement
 (at cost) for
 administrative
 charges and other
 out of pocket
 expenses              5,880       774    112,165       5,756
                    --------  ---------------------- --------
                   $ 110,575   146,988    321,190      28,188
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



                                     CARLYLE INCOME PLUS, LTD.
                                      (A LIMITED PARTNERSHIP)

                             NOTES TO FINANCIAL STATEMENTS - CONCLUDED


INVESTMENTS IN UNCONSOLIDATED VENTURES

Combined summary financial information for JMB/Landings, which sold its investment property in
December 1997, as of and for the years ended December 31, 1997 and 1996, and CIP/Ashby, which sold its investment property in August 1996, as of December 31, 1996 and for the years ended December 31,
1997 and 1996 is as follows:

                                                             1997                1996
                                                         -----------         -----------
Current assets . . . . . . . . . . . . . . . . .      $   10,863,026           1,248,636
Current liabilities. . . . . . . . . . . . . . .             (14,369)            (35,771)
                                                         -----------         -----------

          Working capital. . . . . . . . . . . .          10,848,657           1,212,865
                                                         -----------         -----------

Property held for sale or disposition. . . . . .                --             7,075,078
Other assets, net. . . . . . . . . . . . . . . .                --               111,504
Other liabilities. . . . . . . . . . . . . . . .                --               (31,382)
Venture partner's equity . . . . . . . . . . . .          (5,423,718)         (4,191,013)
                                                         -----------         -----------

          Partnership's capital. . . . . . . . .      $    5,424,939           4,177,052
                                                         ===========         ===========

Represented by:
  Invested capital . . . . . . . . . . . . . . .      $    6,705,838          14,644,795
  Cumulative distributions . . . . . . . . . . .          (2,729,801)        (11,476,451)
  Cumulative earnings (loss) . . . . . . . . . .           1,448,902           1,008,708
                                                         -----------         -----------

                                                      $    5,424,939           4,177,052
                                                         ===========         ===========

                                     CARLYLE INCOME PLUS, LTD.
                                      (A LIMITED PARTNERSHIP)

                             NOTES TO FINANCIAL STATEMENTS - CONCLUDED


                                                             1997                  1996
JMB/LANDINGS (property sold December 30, 1997)           -----------           ----------

Total income . . . . . . . . . . . . . . . . . .      $      960,184            1,038,681
                                                         ===========           ==========
Expenses applicable to earnings  . . . . . . . .      $      319,430              731,675
  (depreciation suspended December 31, 1996)             ===========           ==========

Earnings (loss). . . . . . . . . . . . . . . . .      $      640,754              307,006
                                                         ===========           ==========

Partnership's share of earnings (loss) . . . . .      $      320,377              153,503
                                                         ===========           ==========
Gain on sale of property . . . . . . . . . . . .      $    1,938,838                 --
                                                         ===========           ==========
Partnership's share of gain on sale of property       $      969,419                 --
                                                         ===========           ==========

CIP/ASHBY (property sold August 26, 1996)

Total Income . . . . . . . . . . . . . . . . . .      $        4,550            2,683,046
                                                         ===========           ==========

Expenses applicable to earnings (depreciation
 suspended April 1, 1996). . . . . . . . . . . .      $       11,327            1,334,670
                                                         ===========           ==========
Earnings (loss). . . . . . . . . . . . . . . . .      $       (6,777)           1,348,376
                                                         ===========           ==========
Partnership's share of earnings (loss) . . . . .      $       (2,101)             417,997
                                                         ===========           ==========

Gain on sale of property . . . . . . . . . . . .      $         --              3,658,205
                                                         ===========           ==========
Partnership's share of gain on sale of property       $         --              1,134,043
                                                         ===========           ==========

Also, for the year ended December 31, 1995, total income was $1,272,150 and $3,290,699; expenses applicable to operating earnings were $4,306,385 (including a $3,500,000 provision for value impairment) and $2,157,041, and net operating earnings (loss) was $(3,034,235) and $(1,133,658), respectively, for JMB/Landings and CIP/Ashby.

SUBSEQUENT EVENT

    In February 1998, the Partnership paid a distribution of $10,212,927 ($115.00 per Interest) to the Holders of Interests, which included $100 per Interest from the proceeds of the December 1997 sale of the Sunrise Town Center and distributions received from JMB/Landings relating to the December
1997 sale of the Landings Shopping Center and $15 per Interest from Partnership operational cash flow and reserves.  The Partnership also paid a distribution of $70,112 to the General Partners, which represented their share of Partnership operational cash flow and reserves.  The General Partners will not receive their share of any distributions of proceeds from the sales, as discussed above.


































                 INDEPENDENT AUDITORS' REPORT



The Partners
Carlyle Income Plus, Ltd.:

     We have audited the financial statements of JMB/Landings Associates ("JMB/Landings"), an unconsolidated venture of Carlyle Income Plus, Ltd. (the "Partnership"), as listed in the accompanying index. These financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JMB/Landings, an unconsolidated venture of Carlyle Income Plus, Ltd., as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

     As discussed in the Notes to financial statements, in 1996 the Partnership changed its method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.


Chicago, Illinois
March 25, 1998                             KPMG PEAT MARWICK LLP

                                    JMB/LANDINGS ASSOCIATES
                   (AN UNCONSOLIDATED VENTURE OF CARLYLE INCOME PLUS, LTD.)

                                        BALANCE SHEETS

                                  DECEMBER 31, 1997 AND 1996

                                            ASSETS
                                            ------


                                                                    1997          1996
                                                               ------------    -----------
Current assets:
  Cash and cash equivalents  . . . . . . . . . . . . . . . . $   10,850,862      1,065,499
  Rents and other receivables. . . . . . . . . . . . . . . .         12,164         68,810
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . .          --             6,758
                                                               ------------    -----------
          Total current assets . . . . . . . . . . . . . . .     10,863,026      1,141,067
                                                               ------------    -----------
Investment property held for sale  . . . . . . . . . . . . .          --         7,075,077
Deferred expenses. . . . . . . . . . . . . . . . . . . . . .          --             2,839
Accrued rents receivable . . . . . . . . . . . . . . . . . .          --           108,666
                                                               ------------    -----------

                                                             $   10,863,026      8,327,649
                                                               ============     ===========

                                       JMB/LANDINGS ASSOCIATES
                   (AN UNCONSOLIDATED VENTURE OF CARLYLE INCOME PLUS, LTD.)

                                  BALANCE SHEETS - CONTINUED



                          LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS
                          ------------------------------------------
                                                                   1997            1996
                                                               ------------    -----------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .$      14,369         27,202
                                                               ------------    -----------
          Total current liabilities. . . . . . . . . . . . . .       14,369         27,202

Tenant security deposits . . . . . . . . . . . . . . . . . . .        --            31,382
                                                               ------------    -----------
Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . .       14,369         58,584

Partners' capital accounts:
  Carlyle Income Plus, Ltd.:
    Capital contributions. . . . . . . . . . . . . . . . . . .    6,705,838      6,705,838
    Cumulative net earnings (loss) . . . . . . . . . . . . . .    1,448,902        159,106
    Cumulative cash distributions. . . . . . . . . . . . . . .   (2,729,801)    (2,729,801)
                                                               ------------    -----------
                                                                  5,424,939      4,135,143
                                                               ------------    -----------
  Venture partner capital account:
    Capital contributions. . . . . . . . . . . . . . . . . . .    6,704,617      6,704,617
    Cumulative net earnings (loss) . . . . . . . . . . . . . .    1,448,902        159,106
    Cumulative cash distributions. . . . . . . . . . . . . . .   (2,729,801)    (2,729,801)
                                                               ------------    -----------
                                                                  5,423,718      4,133,922
                                                               ------------    -----------
     Total partners' capital accounts. . . . . . . . . . . . .   10,848,657      8,269,065
                                                               ------------    -----------
                                                               $  10,863,026     8,327,649
                                                               ============    ===========

                        See accompanying notes to financial statements.

                                    JMB LANDINGS ASSOCIATES
                   (AN UNCONSOLIDATED VENTURE OF CARLYLE INCOME PLUS, LTD.)

                                   STATEMENTS OF OPERATIONS

                         YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                    1997            1996          1995
                                                -----------     ----------     ----------
Income:
  Rental income. . . . . . . . . . . . . . .   $    897,486        993,821      1,260,787
  Interest income. . . . . . . . . . . . . .         62,698         44,860         11,363
                                                -----------     ----------     ----------
                                                    960,184      1,038,681      1,272,150
                                                -----------     ----------     ----------
Expenses:
  Depreciation . . . . . . . . . . . . . . .           --          263,496        333,457
  Property operating expenses. . . . . . . .        313,495        452,979        463,563
  Amortization of deferred expenses. . . . .          5,935         15,201          9,365
  Provision for value impairment . . . . . .           --             --        3,500,000
                                                -----------     ----------     ----------
                                                    319,430        731,676      4,306,385
                                                -----------     ----------     ----------

                                               $    640,754        307,005     (3,034,235)

Gain on sale of investment property. . . . .   $  1,938,838           --             --
                                                -----------     ----------     ----------
          Net earnings (loss)                  $  2,579,592        307,005     (3,034,235)
                                                ===========     ==========     ==========



                        See accompanying notes to financial statements.

                                     JMB/LANDINGS ASSOCIATES
                    (AN UNCONSOLIDATED VENTURE OF CARLYLE INCOME PLUS, LTD.)


                            STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS

                          YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                     CARLYLE INCOME            AFFILIATED
                                        PLUS, LTD.            PARTNERSHIP               TOTAL
                                      -------------          ------------           ------------

Balance at December 31, 1994 . . .  $    5,748,758             5,747,537              11,496,295
Net earnings (loss). . . . . . . .      (1,517,117)           (1,517,118)             (3,034,235)
Cash distributions . . . . . . . .        (250,000)             (250,000)               (500,000)
                                      ------------          ------------            ------------
Balance at December 31, 1995 . . .       3,981,641             3,980,419               7,962,060
Net earnings . . . . . . . . . . .         153,502               153,503                 307,005
Cash distributions . . . . . . . .            --                     --                     --
                                      ------------          ------------            ------------
Balance at December 31, 1996 . . .       4,135,143             4,133,922               8,269,065

Net earnings (loss). . . . . . . .       1,289,796             1,289,796               2,579,592
Cash distributions . . . . . . . .            --                     --                     --
                                      ------------          ------------            ------------
Balance at December 31, 1997 . . .  $    5,424,939             5,423,718              10,848,657
                                      ============          ============            ============

                                    JMB/LANDINGS ASSOCIATES
                   (AN UNCONSOLIDATED VENTURE OF CARLYLE INCOME PLUS, LTD.)


                                   STATEMENTS OF CASH FLOWS

                         YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                   1997            1996          1995
                                                -----------    -----------    -----------
Cash flows from operating activities:
Net earnings (loss). . . . . . . . . . . . . $    2,579,592        307,005     (3,034,235)
Items not requiring (providing) cash:
  Depreciation . . . . . . . . . . . . . . . .          --         263,496        333,457
  Amortization of deferred expenses. . . . . .        5,935         15,201          9,365
  Provision for value impairment . . . . . . .          --             --       3,500,000
  Gain on sale of investment property. . . . .   (1,938,838)           --             --
  Changes in:
    Rents and other receivables. . . . . . . .       56,646         2,493         (54,457)
    Prepaid expenses . . . . . . . . . . . . .        6,758          (151)            680
    Accrued rents receivable . . . . . . . . .       15,591        89,106          22,416
    Accounts payable . . . . . . . . . . . . .      (12,833)       12,448          (4,874)
    Tenant security deposits . . . . . . . . .      (31,382)        1,614             833
                                                -----------    -----------    -----------
         Net cash provided by (used in)             681,469       691,212         773,185
          operating activities . . . . . . . .  -----------    -----------    -----------

Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments . . . . . . . . . .          --             --         198,965
  Cash proceeds from sale of investment property  9,298,544            --             --
  Additions to investment property . . . . . .     (160,510)     (127,895)        (15,000)
  Payment of deferred expenses . . . . . . . .      (34,140)           --             --
                                                -----------    -----------    -----------
          Net cash provided by (used in)
            investing activities . . . . . . .    9,103,894      (127,895)        183,965
                                                -----------    -----------    -----------

                                    JMB/LANDINGS ASSOCIATES
                   (AN UNCONSOLIDATED VENTURE OF CARLYLE INCOME PLUS, LTD.)


                             STATEMENTS OF CASH FLOWS - CONTINUED


                                                   1997            1996          1995
                                                -----------    -----------    -----------


Cash flows from financing activities:
  Cash distributions paid to partners. . . . .         --              --        (500,000)
                                                -----------    -----------    -----------
          Net cash provided by (used in)
            financing activities . . . . . . .         --              --        (500,000)
                                                -----------    -----------    -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . .    9,785,363        563,317        457,150
          Cash and cash equivalents,
            beginning of year. . . . . . . . .    1,065,499        502,182         45,032
                                                -----------    -----------    -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . .$  10,850,862      1,065,499        502,182
                                                ===========    ===========    ===========

Supplemental disclosure of cash flow
 information:
  Cash paid for mortgage and
    other interest . . . . . . . . . . . . . .$       --             --             --
                                                ===========    ===========    ===========
  Non-cash investing and financing
    activities . . . . . . . . . . . . . . . .$       --             --             --
                                                ===========    ===========    ===========







                        See accompanying notes to financial statements.

                    JMB/LANDINGS ASSOCIATES
   (AN UNCONSOLIDATED VENTURE OF CARLYLE INCOME PLUS, LTD.)

                 NOTES TO FINANCIAL STATEMENTS

     FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



     OPERATIONS AND BASIS OF ACCOUNTING

     The accompanying financial statements have been prepared for the purpose of complying with Rule 3.09 of Regulation S-X of the Securities and Exchange Commission. They include the accounts of the unconsolidated joint venture, JMB/Landings Associates ("JMB/Landings") in which Carlyle Income Plus, Ltd. (the "Partnership") and an affiliate of the General Partners of Carlyle Income Plus, Ltd. are partners.

     JMB/Landings had the exclusive purpose of owning a 100% interest in the Landings Shopping Center, located in Sarasota, Florida, which was sold on December 30, 1997. Business activities consisted of rentals to a variety of commercial and retail companies and the ultimate sale of such real estate.

     The preparation of financial statements in accordance with GAAP requires JMB/Landings to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The accounting polices of JMB/Landings are the same as those of the Partnership. Accordingly, reference is made to the Notes to the Partnership's financial statements filed with this annual report. Such notes are incorporated herein by reference.

     The Landings Shopping Center was classified as held for sale as of December 31, 1996 and, therefore, was not subject to continued depreciation beyond that date.

     INVESTMENT PROPERTY

     A description of the acquisition and other events relating to the property and the venture partnership agreement, including the 1995 provision for value impairment and the December 30, 1997 sale of the property is contained in the Notes to Financial Statements of Carlyle Income Plus, Ltd. Such notes are incorporated herein by reference.

     MANAGEMENT AGREEMENT

     A description of the terms of the management agreement is contained in the Notes to the Partnership's financial statements. Such notes are incorporated herein by reference.

     LEASES - As Property Lessor


     JMB/Landings sold its principal asset, the Landings Shopping Center, on December 30, 1997. JMB/Landings had determined that all leases relating to this property were property classified as operating leases; therefore, rental income was reported when earned and the cost of the property, excluding cost of land, was depreciated over the estimated useful life. Leases with tenants ranged in term from three to eleven years and provided for fixed minimum rent and partial to full reimbursement of operating costs. A substantial portion of the ability of the retail tenants at the Landings Shopping Center to honor their leases was dependent upon the retail economic sector.



     TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by JMB/Landings to affiliates of JMB
Realty Corporation as of December 31, 1997 and for the years ended December 31, 1997, 1996 and
1995 are as follows:
                                                                               UNPAID AT
                                                                              DECEMBER 31,
                                         1997        1996           1995         1997
                                       --------    --------       --------  --------------

Property management and
  leasing fees . . . . . . . . . .  $    41,809       43,866        45,840          3,221
Insurance commissions. . . . . . .          989        2,696         2,374           --
                                        -------      -------       -------        -------
                                    $    42,798       46,562        48,214          3,221
                                        =======      =======       =======        =======


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in, or disagreements with, accountants during fiscal year 1997 and 1996.

                            PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Corporate General Partner of the Partnership is JMB
Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB as the Corporate General Partner has responsibility for all aspects of the Partnership's operations, subject to the requirement that purchases and sales of real property must be approved by the Associate General Partner of the Partnership, AGPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner. The limited partners of the Associate General Partner are generally officers, directors and affiliates of JMB or its affiliates.

     The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

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

















There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 3, 1998. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the board of directors held after the annual meeting of the Corporate General Partner to be held on June 3, 1998. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was selected as such.

    JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI"), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), Carlyle Income Plus, L.P. II ("Carlyle Income Plus-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), and JMB Mortgage Partners, Ltd.-IV ("Mortgage Partners IV") and the managing general partner of JMB Income Properties, Ltd.-IV ("JMB Income-IV"), JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII"), and, JMB Income Properties, Ltd.-XIII ("JMB Income-XIII") JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including, Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")), and Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: the Partnership, Carlyle-VII, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XVI, Carlyle-XVII, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus-II and IDS/BIG.

    The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

    Judd D. Malkin (age 60) is an individual general partner of JMB Income-IV and JMB Income-V. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning,managing and developing shopping centers. He is a Certified Public Accountant.

    Neil G. Bluhm (age 60) is an individual general partner of JMB Income-IV, JMB Income-V. Mr. Bluhm has been associated with JMB
since August 1970.   He is also a principal of Walton Street Real
Estate Fund I, L.P. and a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

    Burton E. Glazov (age 59) has been associated with JMB since
June 1971, and served as an Executive Vice President of JMB until December 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

    Stuart C. Nathan (age 56) has been associated with JMB since
July 1972.    He is a member of the Bar of the State of Illinois.

    A. Lee Sacks (age 64) has been associated with JMB since
December 1972.  He is also President and a director of JMB
Insurance Agency Inc.

    John G. Schreiber (age 51) has been associated with JMB since December 1970, and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investment Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. He is also a director of USC, Inc., a trustee of Amli Residential Property Trust and a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

    H. Rigel Barber (age 48) has been associated with JMB since
March 1982.  He holds a J.D. degree from the Northwestern Law
School and is a member of the Bar of the State of Illinois.

    Glenn E. Emig (age 50) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business and is a Certified Public Accountant.

    Gary Nickele (age 45) has been associated with JMB since
February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

    Gailen J. Hull (age 49) has been associated with JMB since
March 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public
Accountant.

    Howard Kogen (age 62) has been associated with JMB since March 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

    The General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to the Notes for a description of such distributions and allocations. In 1997, 1996 and 1995, cash distributions of $74,786, $186,964, and $257,076, respectively, were paid to the General Partners. The General Partners were allocated taxable loss of $121,903 in 1997.

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

    An affiliate of the Corporate General Partner provided property management and leasing services during 1997 for certain properties. Such affiliate earned property management and leasing fees amounting to $39,205, of which $4,555 was unpaid as of December 31, 1997.

    JMB Insurance Agency, Inc., an affiliate of the Corporate General Partner, earned and received insurance brokerage commissions in 1997 aggregating $6,975. In connection with providing insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage provided.

    The Corporate General Partner and its affiliates were due reimbursement (at cost) in 1997 for accounting services, portfolio management services, legal services and for administrative charges and other out-of-pocket expenses of $15,918, $35,005, $7,592, and $5,880, respectively, of which $23,633 was unpaid at December 31, 1997.

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



    (b) The Corporate General Partner, and its officers and directors and the Associate General Partner of the Partnership own the following Interests of the
Partnership:

                                     Name of                                       Amount and
Nature
                                   Beneficial                  of Beneficial         Percent
Title of Class                        Owner                       Ownership          of Class
---------------             ------------------------          ---------------    --------------
-
Limited Partnership          JMB Realty Corporation          5 Interests (1)       Less than 1%
Interests and Assignee                                          indirectly
Interests therein

Limited Partnership        Corporate General Partner,        7.07865 Interests      Less than
Interests and Assignee   its officers and directors and                                1%
Interests therein         the Associate General Partner
                                   as a group

-----------
    (1) Includes 5 Interests owned by the initial limited partner of the Partnership for which
JMB Realty Corporation, as the indirect majority shareholder of the initial limited partner, is deemed to have the voting and investment power.

    (2) Includes 2.07865 Interests owned by an officer or his relative for which such officer has investment and voting power as to such Interests.

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

          10.5*   Assumption Agreement dated as of February 21,
                  1990, by and between McLean Associates
                  Limited Partnership and CIP/Ashby Partners.

          10.6 Real Property Purchase Agreement between JMB/Landings Associates and Inland Real Estate Acquisitions, dated November 25, 1997 relating to the sale by JMB/Landings Associates of the Landings Shopping Center is hereby incorporated herein by reference to the Partnership's report for December 30, 1997 on Form 8-K (File No. 000-16975) dated January 12, 1998.

          10.7 Real Property Purchase Agreement between Carlyle Income Plus, Ltd. and PEBB Enterprises Sunrise Town Center Ltd., dated November 17, 1997 relating to the sale by the Partnership of the Sunrise Town Center is hereby incorporated herein by reference to the Partnership's report for December 16, 1997 on Form 8-K (File No. 000-16975) dated December 29, 1997.

          10.8 Real Property Puchase Agreement between Carlyle Income Plus, Ltd. and Koll Cornerstone II, dated April 21, 1997 relating to the sale by the Partnership of the Carson Industrial Park is hereby incorporated herein by reference to the Partnership's Report for August 15, 1997 on Form 8-K (File No. 000-16925) dated August 28, 1997.

          10.9 Real Property Purchase Agreement between Carlyle Income Plus, Ltd., Hamilton Airway I, LLC, and John W. Hamilton dated February 27, 1997 relating to the sale by the Partnership of the Costa Mesa Industrial Park is hereby incorporated herein by reference to the Partnership's Report for March 3, 1997 on Form 8-K (File No. 000-16975) dated March 14, 1997.

          10.10 Real Property Purchase Agreement between Carlyle Income Plus, Ltd. and Steven I. Lyons and Michael Towbes, as tenants in common, dated January 7, 1997 relating to the sale by the Partnership of the Rancho Franciscan Apartments is hereby incorporated herein by reference to the Partnership's Report for January 22, 1997 on Form 8-K (File No. 000-16975) dated January 31, 1997.

          21.     List of Subsidiaries.

          24.     Powers of Attorney

          27.     Financial Data Schedule

    (b) The following reports on Form 8-K were filed since the beginning of the last quarter of the period covered by this report.

    The Partnership's report on Form 8-K (File No.000-16975) for
November 17, 1997 describing the sale of Sunrise Town Center was filed. No financial statements were required to be filed therewith.

    The Partnership's report on Form 8-K (File No. 000-16975) for November 25, 1997 describing the sale of JMB/Landings
Shopping Center was filed. No financial statements were required to be filed therewith.

-------------
    * Previously filed as Exhibits 10.4-10.6 to the Partnership's Report on Form 10-K of the Securities Exchange Act of 1934 (File No. 000-16975) filed on March 28, 1989 and hereby incorporated herein by reference.

    No annual report for the fiscal year 1997 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.


                      SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       CARLYLE INCOME PLUS, LTD.

       By:     JMB Realty Corporation
               Corporate General Partner


       By:     Gailen J. Hull
               Senior Vice President
       Date:   March 25, 1998

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       By:     JMB Realty Corporation
               Corporate General Partner

               JUDD D. MALKIN*
       By:     Judd D. Malkin, Chairman and
               Chief Financial Officer
       Date:   March 25, 1998

               NEIL G. BLUHM*
       By:     Neil G. Bluhm, President and Director
       Date:   March 25, 1998


       By:     H. RIGEL BARBER*
               H. Rigel Barber, Chief Executive Officer
       Date:   March 25, 1998


       By:     GLENN E. EMIG*
               Glen E. Emig, Chief Operating Officer
       Date:   March 25, 1998


       By:     Gailen J. Hull, Senior Vice President
               Principal Accounting Officer
       Date:   March 25, 1998


       By:     A. LEE SACKS*
               A. Lee Sacks, Director
       Date:   March 25, 1998

               STUART C. NATHAN*
       By:     Stuart C. Nathan, Executive Vice President and
               Director
       Date:   March 25, 1998


       *By:    GAILEN J. HULL, Pursuant to a Power of Attorney

       By:     Gailen J. Hull, Attorney-in-Fact
       Date:   March 25, 1998
                   CARLYLE INCOME PLUS, LTD.

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

10.1.-
10.10      * Material Contracts             Yes

21.        List of Subsidiaries             No

24.        Powers of Attorney               No

27.        Financial Data Schedule          No