Form 10-Q
period 1998-03-31
CARLYLE INCOME PLUS LTD
filed 1998-05-13
CIK 792978

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:  CARLYLE INCOME PLUS, LTD.
     Commission File No. 000-16975
     Form 10-Q

Gentlemen:

Transmitted, for the above-captioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q for the 1st quarter March 31, 1998.


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


For the quarter                              Commission file
ended March 31, 1998                         number 000-16975

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
                           -----    -----

                      TABLE OF CONTENTS
                                                Page

PART FINANCIAL INFORMATION

Item  1.       Financial Statements  . . . . . . . . . . .      3

Item  2.       Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations. . . . . . . . . . . . . . . . .      16

PART II        OTHER INFORMATION

Item  6.       Exhibits and Reports on Form 8-K  . . . . .      18

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                          CARLYLE INCOME PLUS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                               BALANCE SHEETS

                                    MARCH 31, 1998 AND DECEMBER 31, 1997

                                                 (UNAUDITED)

                                                   ASSETS
                                                   ------
                                                                 MARCH 31,               DECEMBER 31,
                                                                      1998                   1997
                                                                   -----------           ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . .     $    1,326,107             6,453,795
  Interest, rents and other receivables . . . . . . . . . .             24,630                84,299
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . .                --                 33,945
                                                                   -----------            -----------

          Total current assets. . . . . . . . . . . . . . .          1,350,737             6,572,039
                                                                   -----------            -----------




                                          CARLYLE INCOME PLUS, LTD.
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED

                                                                     MARCH 31,           DECEMBER 31,
                                                                      1998                   1997
                                                                   ----------             ----------

Investment in unconsolidated venture, at
 equity . . . . . . . . . . . . . . . . . . . . . . . . . .           330,343              5,424,939

                                                                  -----------            -----------
                                                            $       1,681,080             11,996,978
                                                                  ===========            ===========

                            LIABILITIES AND PARTNERS' CAPITAL  ACCOUNTS (DEFICITS)

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . .$           53,605                 85,706
  Amounts due to affiliates . . . . . . . . . . . . . . . .            26,814                 28,188
                                                                   ----------            -----------
          Total current liabilities . . . . . . . . . . . .            80,419                113,894
                                                                   ----------            -----------

Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . .            25,000                 25,000

                                          CARLYLE INCOME PLUS, LTD.
                                           (A LIMITED PARTNERSHIP)

                                         BALANCE SHEETS - CONTINUED

                                                                   MARCH 31,             DECEMBER 31,
                                                                       1997                 1997
                                                                   ----------            -----------

    Cumulative net earnings . . . . . . . . . . . . . . . .         1,988,358              1,987,742
    Cumulative cash distributions . . . . . . . . . . . . .        (2,055,443)            (1,985,331)
                                                                   ----------            -----------
                                                                      (42,085)                27,411
                                                                   ----------            -----------
  Limited partners (88,808.058 Interests):
    Capital contributions, net of offering costs. . . . . .        77,762,167             77,762,167
    Cumulative net earnings . . . . . . . . . . . . . . . .        12,791,759             12,791,759
    Cumulative cash distributions . . . . . . . . . . . . .       (88,911,180)           (78,698,253)
                                                                   ----------            -----------
                                                                    1,642,746             11,855,673
                                                                   ----------            -----------
          Total partners' capital accounts. . . . . . . . .         1,600,661             11,883,084
                                                                   ----------           -----------

                                                            $       1,681,080             11,996,978
                                                                   ==========            ===========








                               See accompanying notes to financial statements.

                                          CARLYLE INCOME PLUS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          STATEMENTS OF OPERATIONS
                                 THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                                 (UNAUDITED)
                                                                 1998                  1997
                                                             -----------            ----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . .      $         --                659,408
  Interest income . . . . . . . . . . . . . . . . . .            122,951               212,160
                                                             -----------           -----------
                                                                 122,951               871,568
                                                             -----------           -----------
Expenses:
  Property operating expenses . . . . . . . . . . . .                --                285,770
  Professional services . . . . . . . . . . . . . . .            54,854                 42,270
  Amortization of deferred expenses . . . . . . . . .                --                  5,022
  General and administrative. . . . . . . . . . . . .            72,885                 62,480
  Provision for value impairment. . . . . . . . . . .                --              2,800,000
                                                             -----------           -----------
                                                                 127,739             3,195,542
                                                             -----------           -----------
                                                                  (4,788)           (2,323,974)
Partnership's share of operations
 of unconsolidated ventures . . . . . . . . . . . . .              5,404                88,601
                                                             -----------           -----------
           Earnings (loss)before gains on sales
            of investment properties  . . . . . . . .                616            (2,235,373)
Gains on sales of investment properties . . . . . . .                 --             1,800,831
                                                             -----------           -----------
           Net earnings (loss). . . . . . . . . . . .      $         616              (434,542)
                                                             ===========           ===========
   Net earnings (loss) per limited partnership
    interest:


                                          CARLYLE INCOME PLUS, LTD.
                                           (A LIMITED PARTNERSHIP)

                                    STATEMENTS OF OPERATIONS - CONTINUED





           Earnings (loss) before gains on sales
            of investment properties. . . . . . . . .      $          --                (23.91)

           Gains on sales of investment
            properties. . . . . . . . . . . . . . . .                 --                 19.02
                                                             -----------           -----------

           Net earnings (loss)  . . . . . . . . . . .      $          --                 (4.89)
                                                             ===========           ===========
           Cash distributions per limited
            partnership interest. . . . . . . . . . .      $      115.00                140.00
                                                             ===========           ===========














                               See accompanying notes to financial statements.

                                          CARLYLE INCOME PLUS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                          STATEMENTS OF CASH FLOWS
                                 THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                                 (UNAUDITED)
                                                                       1998                1997
                                                                    ----------          ----------
Cash flows from operating activities:
Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . $          616            (434,542)
Items not requiring (providing) cash or
 cash equivalents:
  Amortization of deferred expenses . . . . . . . . . . . . . .             --               5,022
  Provision for value impairment. . . . . . . . . . . . . . . .             --           2,800,000
  Partnership's share of operations of
   unconsolidated ventures, net of distributions. . . . . . . .         (5,404)            (88,601)
  Gains on sales of investment properties . . . . . . . . . . .             --          (1,800,831)
Changes in:
  Interest, rents and other receivables . . . . . . . . . . . .         93,614              36,040
  Accrued rents receivable. . . . . . . . . . . . . . . . . . .             --               9,175
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . .        (32,101)           (262,098)
  Amounts due to affiliates . . . . . . . . . . . . . . . . . .         (1,374)             (7,489)
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . .             --             (21,276)
  Accrued real estate taxes . . . . . . . . . . . . . . . . . .             --              78,634
  Tenant security deposits. . . . . . . . . . . . . . . . . . .             --             (67,061)
                                                                    ----------          ----------
          Net cash provided by (used in)
           operating activities . . . . . . . . . . . . . . . .         55,351             246,973
                                                                    ----------          ----------


                                         CARLYLE INCOME PLUS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                    STATEMENTS OF CASH FLOWS - CONTINUED

                                                                       1998                1997
                                                                    ----------          ----------
Cash flows from investing activities:
  Proceeds from sales of investment properties,
   net of closing costs . . . . . . . . . . . . . . . . . . . .             --          12,351,581
  Additions to investment properties. . . . . . . . . . . . . .             --             (11,729)
  Payment of deferred expenses. . . . . . . . . . . . . . . . .             --              (2,239)
  Partnership's distributions from unconsolidated
     venture. . . . . . . . . . . . . . . . . . . . . . . . . .      5,100,000                 --
                                                                    ----------          ----------
          Net cash provided by (used in) investing
           activities . . . . . . . . . . . . . . . . . . . . .      5,100,000          12,337,613
                                                                    ----------          ----------
Cash flows from financing activities:
  Distributions to limited partners . . . . . . . . . . . . . .    (10,212,927)        (12,433,128)
  Distributions to general partners . . . . . . . . . . . . . .        (70,112)                 --
                                                                    ----------          ----------
          Net cash provided by (used in)
           financing activities . . . . . . . . . . . . . . . .    (10,283,039)        (12,433,128)
                                                                    ----------          ----------
          Net increase (decrease) in cash and cash
           equivalents. . . . . . . . . . . . . . . . . . . . .     (5,127,688)            151,458

          Cash and cash equivalents, beginning of year. . . . .      6,453,795          14,972,580
                                                                    ----------          ----------
          Cash and cash equivalents, end of period. . . . . . .    $ 1,326,107          15,124,038
                                                                    ==========          ==========

                                          CARLYLE INCOME PLUS, LTD.
                                           (A LIMITED PARTNERSHIP)
                                    STATEMENTS OF CASH FLOWS - CONTINUED

                                                                       1998                1997
                                                                    ----------          ----------



Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . .    $       --                --
                                                                    ==========          ==========
  Non-cash investing and financing activities . . . . . . . . .    $       --                --
                                                                    ==========          ==========




















                               See accompanying notes to financial statements.



                      CARLYLE INCOME PLUS, LTD.
                        (A LIMITED PARTNERSHIP)

                     NOTES TO FINANCIAL STATEMENTS

                        MARCH 31, 1998 AND 1997

                              (UNAUDITED)


     GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the year ended December 31, 1997 which are included in the Partnership's 1997 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

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


                                        CARLYLE INCOME PLUS, LTD.
                                         (A LIMITED PARTNERSHIP)

                                  NOTES TO FINANCIAL STATEMENTS - CONTINUED


     TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments.  Fees and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1998 and for the three months ended
March 31, 1998 and 1997 are as follows:

                                                           UNPAID AT
                                                           MARCH  31,
                           1998             1997               1998
                        ----------       ----------        ----------
Property
 management
 and leasing fees              --            11,749               --
Reimbursement
 (at cost) for
 salaries, salary-
 related expenses
 and other out-of-
 pocket expenses            16,069           11,294            26,814
                          --------         --------          --------
                            16,069           23,043            26,814
                          ========         ========          ========

    All such amounts payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.
/TABLE

                       CARLYLE INCOME PLUS, LTD.
                        (A LIMITED PARTNERSHIP)

               NOTES TO FINANCIAL STATEMENTS - CONTINUED

INVESTMENT PROPERTIES

    Riverview Plaza Shopping Center

    The Partnership sold the land and related improvements of the Riverview Plaza shopping center in December, 1996.

    In connection with the sale of this property, as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expired, with no liability to the Partnership, on December 31, 1997.

    Carson and Costa Mesa Industrial Parks

      The Partnership sold the land and related improvements of the Costa Mesa Industrial Park in March 1997 for a sale price of $4,456,000. The sale price was paid in cash at closing (net of selling costs and prorations) and resulted in a gain of approximately $1,234,000 (primarily as a result of a $3,400,000 value impairment provision recorded by the Partnership in 1995) for financial reporting purposes and a loss of approximately $2,139,000 for Federal income tax purposes in 1997.

    In connection with the sale of this property, as is customary in such transactions, the Partnership agreed to certain representations and warranties, which expired, with no liability to the Partnership, in early September 1997.

    The Partnership sold the land and related improvements of the Carson Industrial Park in August 1997 for a sale price of $7,200,000. The sale price was paid in cash at closing (net of selling costs and prorations) and resulted in a gain of approximately $1,760,000 for financial reporting purposes (primarily as a result of a $4,300,000 value impairment provision recorded by the Partnership in 1995), and a loss of approximately $2,473,000 for Federal income tax purposes in 1997.

    In connection with the sale of this property, as is customary in such transactions, the Partnership agreed to certain representations and warranties, which expired, with no liability to the Partnership, on December 15, 1997.

                       CARLYLE INCOME PLUS, LTD.
                        (A LIMITED PARTNERSHIP)

               NOTES TO FINANCIAL STATEMENTS - CONTINUED

    Rancho Franciscan Apartments

    The Partnership sold the land and related improvements of the Rancho Franciscan Apartments in January 1997. The sale price was $8,302,200 and was paid in cash at closing (net of selling costs and prorations). The Partnership recognized a gain of approximately $566,000 for financial reporting purposes (primarily as a result of a $1,400,000 value impairment provision recorded by the Partnership in 1995) and a loss of approximately $726,000 for Federal income tax purposes in 1997.

    In connection with the sale of this property, as is customary in such transactions, the Partnership agreed to certain representations and warranties, which expired, with no liability to the Partnership, on December 15, 1997.

    Sunrise Town Center

    The Partnership sold the land and related improvements of the Sunrise Town Center in December 1997 for a sale price of $4,100,000. The Partnership received the sale price in cash at closing, net of selling costs and prorations. The sale resulted in no significant gain or loss to the Partnership for financial reporting purposes, primarily as a result of value impairment provisions totaling $9,250,000 recorded by the Partnership in 1995, 1996 and 1997. In addition, the Partnership recognized a loss on sale of approximately $8,900,000 for Federal income tax purposes in 1997.

    In connection with the sale of this property, as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expires in mid-September, 1998. Although it is not expected, the Partnership may ultimately have some liability under such representations and warranties, which is not to exceed $100,000.

    JMB/Landings

    JMB/Landings sold the land and related improvements of the Landings Shopping Center in December 1997 for a sale price of $9,700,000. JMB/Landings received the sale price in cash at closing, net of selling costs and prorations. The sale resulted in a gain of approximately $1,939,000 to JMB/Landings for financial reporting purposes (of which the Partnership's share was approximately $970,000), primarily as a result of a value


                       CARLYLE INCOME PLUS, LTD.
                        (A LIMITED PARTNERSHIP)

               NOTES TO FINANCIAL STATEMENTS - CONTINUED

impairment provision of $3,500,000 (of which the Partnership's share was $1,750,000) recorded by JMB/Landings in 1995. In addition, JMB/Landings recognized a loss on sale of approximately $1,448,000 for Federal income tax purposes in 1997 (of which the Partnership's share was approximately $724,000).

    An affiliate of the General Partners of the Partnership managed the property for a fee equal to 4% of the property's gross receipts. Such property management fees for the three months ended March 31, 1997 were $9,852

    In connection with the sale of this property, as is customary in such transactions, JMB/Landings agreed to certain representations and warranties, with a stipulated survival period which expires in late June, 1998. Although it is not expected, JMB/Landings may ultimately have some liability under such representations and warranties, which is not to exceed $400,000 (of which the Partnership's share would be $200,000).

    UNCONSOLIDATED VENTURE - SUMMARY INFORMATION

    Summary income statement information for JMB/Landings (which sold its investment property in December 1997) for the three months ended March 31, 1998 and 1997 is as follows:

                                         1998               1997
                                      ------------     -------------

    Total income. . . . . . . . .           14,690           231,372
                                       ===========       ===========
    Operating earnings. . . . . .           10,808           173,636
                                       ===========       ===========
    Partnership's share of
     earnings . . . . . . . . . .            5,404            86,818
                                       ===========       ===========
ADJUSTMENTS

    In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1998 and for the three months ended March 31, 1998 and 1997.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    The Partnership had cash and cash equivalents of approximately $1,326,000 at March 31, 1998, which funds (together with amounts received from the Partnership's unconsolidated venture, JMB/Landings) are available to pay for the Partnership's remaining expenses and liabilities, with any remaining amounts expected to be distributed to the Limited and General Partners, pursuant to the Partnership Agreement, upon the expected liquidation of the Partnership in late 1998.

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

    The Partnership had been made aware that during 1997 other unaffiliated third parties made unsolicited tender offers to some of the Holders of Interests. These offers sought to purchase up to 4.9% of the Interests in the Partnership at prices ranging from $135 to $250 per Interest. These offers have expired. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership is aware that 3.27% of the outstanding Interests have been purchased by all such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. As the Partnership is currently winding up its affairs and expects to make a final liquidating distribution in late 1998, it is unlikely that any further tender offers will be made for Interests.

    The Partnership currently expects to conduct an orderly liquidation of its remaining assets and wind up its affairs not later than December 31, 1998, barring unforeseen economic developments. In this regard, the Partnership expects to make its final distributions after the expiration of the survival period related to the Sunrise Town Center, as described above.

RESULTS OF OPERATIONS

    The decrease in cash and cash equivalents at March 31, 1998 as compared to December 31, 1997 is due primarily to distributions of approximately 10,213,000 ($115 per Interest) made to the Limited Partners in February 1998, which included $100 per Interest from the proceeds of the December 1997 sale of the Sunrise Town Center and distributions received from JMB/Landings relating to the December 1997 sale of the Landings Shopping Center and $15 per Interest from Partnership operational cash flow and reserves, including those from offering proceeds. The Partnership also paid a distribution of $70,112 to the General Partners, which represented their share of Partnership operational cash flow and reserves, including those from offering proceeds. The General Partners will not receive their share of any distributions of proceeds from the sales, as the subordination requirements of the Partnership Agreement for the retention of sales proceeds by the General Partners will not be met.

    The decrease in investment in unconsolidated venture, at equity, at March 31, 1998 as compared to December 31, 1997 is due primarily to distributions totaling $5,100,000 received by the Partnership from the JMB/Landings venture during the three months ended March 31, 1998, a substantial portion of which represented the Partnership's share of the proceeds from the December 1997 sale of the Landings Shopping Center.

    The decrease in rental income and property operating expenses for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is due primarily to the 1997 sales of the Rancho Franciscan Apartments, the Costa Mesa and Carson Industrial Parks and the Sunrise Town Center Shopping Center.

    The decrease in interest income for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is due primarily to interest earned during the three months ended March 31, 1997 on the proceeds of the December 1996 sale of the Riverview Plaza Shopping Center and the first-quarter 1997 sales of the Rancho Franciscan Apartments and the Costa Mesa Industrial Park.

    A provision for value impairment of $2,800,000 was recorded at March 31, 1997 for the Sunrise Town Center investment property due to the uncertainty relating to the Partnership's ability to recover the net carrying value of this property through future operations and sale.

    The decrease in Partnership's share of operations of unconsolidated ventures for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is due primarily to the December 1997 sale of the Landings Shopping
Center.

    Gains on sales of investment properties for the three months ended March 31, 1997 resulted from the first-quarter 1997 sales of the Rancho Franciscan Apartments and the Costa Mesa
Industrial Park.

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

4. Assignment Agreement is hereby incorporated by reference to Exhibit B of the Partnership's Prospec-tus contained in the Partnership's Post- Effective Amendment No. 1 to Form S-11 (Form No.33-5309) Registration Statement dated December 8, 1987.

10.1 Real Property Purchase Agreement between Carlyle Income Plus, Ltd. and PEBB Enterprises Sunrise Town Center Ltd., dated November 17, 1997 relating to the sale by the Partnership of the Sunrise Town Center is hereby incorporated herein by reference to the Partnership's report for December 16, 1997 on Form 8-K (File No. 000-16975) dated December 29, 1997.

10.2 Real Property Purchase Agreement between JMB/Landings Associates and Inland Real Estate Acquisitions, Inc. dated November 25, 1997 relating to the sale by JMB/Landings Associates of the Landings Shopping Center is hereby incorporated herein by reference to the Partnership's report for December 30, 1997 on Form 8-K (File No. 000-16975) dated January 12, 1998.


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



       By:      Gailen J. Hull, Senior Vice President
       Date:    May 13, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                GAILEN J. HULL,
                Principal Accounting Officer
       Date:    May 13, 1998