Form 10-Q
period 1998-06-30
CARLYLE INCOME PLUS LTD
filed 1998-08-13
CIK 792978

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:  Carlyle Income Plus, Ltd.

Commission File No. 000-16975
Form 10-Q

Gentlemen:

Transmitted, for the above-mentioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q for the quarter ended June 30, 1998.


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


For the quarter                                             Commission file
ended June 30, 1998                                         number 000-16975

                                CARLYLE INCOME PLUS, LTD.
                 (Exact name of registrant as specified in its charter)

        Illinois                                      36-3439532
  (State of organization)               (I.R.S. Employer Identification No.)

900 N. Michigan Ave., Chicago, Illinois                            60611
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code  312-915-1987

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
Title of each class                                        which registered
-------------------                                    ----------------------
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
                           -----    -----

                                    TABLE OF CONTENTS
                                                                          Page

PART I             FINANCIAL INFORMATION

Item  1.           Financial Statements  . . . . . . . . . . .              3

Item  2.           Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations. . . . . . . . . . . . . . . . .             12

PART II            OTHER INFORMATION

Item  6.           Exhibits and Reports on Form 8-K  . . . . .             14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                     CARLYLE INCOME PLUS, LTD.
                                                      (A LIMITED PARTNERSHIP)
                                                          BALANCE SHEETS

                                                JUNE 30, 1998 AND DECEMBER 31, 1997

                                                            (UNAUDITED)

                                                              ASSETS
                                                              ------
                                                                                           JUNE 30,            DECEMBER 31,
                                                                                             1998                  1997
                                                                                          -----------          ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .              $ 1,568,044              6,453,795
  Interest, rents and other receivables . . . . . . . . . . . . . . . . . .                    3,704                 84,299
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       --                 33,945
                                                                                          -----------           -----------
          Total current assets. . . . . . . . . . . . . . . . . . . . . . .                1,571,748              6,572,039
                                                                                          -----------           -----------
Investment in unconsolidated venture, at
 equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     --                5,424,939
                                                                                         -----------            -----------
                                                                                         $ 1,571,748             11,996,978
                                                                                           =========             ==========


                                                  CARLYLE INCOME PLUS, LTD.
                                                      (A LIMITED PARTNERSHIP)
                                                    BALANCE SHEETS - Continued


                                      LIABILITIES AND PARTNERS' CAPITAL  ACCOUNTS (DEFICITS)
                                      ------------------------------------------------------
Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $    36,165                85,706
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . . .                   44,314                28,188
                                                                                          ----------           -----------
          Total current liabilities . . . . . . . . . . . . . . . . . . . .                   80,479               113,894
                                                                                          ----------           -----------

Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:

    Capital contributions . . . . . . . . . . . . . . . . . . . . . . . . .                   25,000                25,000
    Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . . .                2,057,854             1,987,742
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . .               (2,055,443)           (1,985,331)
                                                                                          ----------           -----------
                                                                                              27,411                27,411
                                                                                          ----------           -----------
  Limited partners (88,808.058 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . . . .               77,762,167            77,762,167
    Cumulative net earnings (losses). . . . . . . . . . . . . . . . . . . .               12,612,871            12,791,759
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . .              (88,911,180)          (78,698,253)
                                                                                          ----------           -----------
                                                                                           1,463,858            11,855,673
                                                                                          ----------           -----------
          Total partners' capital accounts. . . . . . . . . . . . . . . . .                1,491,269            11,883,084
                                                                                          ----------           -----------

                                                                                        $  1,571,748            11,996,978
                                                                                          ==========           ===========

                                See accompanying notes to financial statements.

                                                     CARLYLE INCOME PLUS, LTD.
                                                      (A LIMITED PARTNERSHIP)

                                                     STATEMENTS OF OPERATIONS

                                         THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                            (UNAUDITED)
                                                            THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                  JUNE 30,                                 JUNE 30,
                                                          -----------------------               --------------------------
                                                         1998             1997                1998                 1997
                                                      ----------       ----------          ----------           ----------
Income
  Rental income . . . . . . . . . . . . . .      $            --          498,444                  --           1,157,852
  Interest income . . . . . . . . . . . . .               11,756          132,114             134,707             344,274
                                                      ----------       ----------          ----------           ----------
                                                          11,756          630,558             134,707           1,502,126
                                                      ----------       ----------          ----------           ----------
Expenses:
  Property operating
   expenses . . . . . . . . . . . . . . . .                   --          305,236                 --              591,006
  Professional services . . . . . . . . . .               29,039           60,241              83,893             102,511
  Amortization of
   deferred expenses. . . . . . . . . . . .                   --            6,645                  --              11,667
  General and
   administrative . . . . . . . . . . . . .               89,929           56,510             162,814             118,990
  Provision for value impairment. . . . . .                   --            --                     --           2,800,000
                                                      ----------       ----------          ----------           ----------
                                                         118,968          428,632             246,707           3,624,174
                                                      ----------       ----------          ----------           ----------
          Operating
            earnings (loss) . . . . . . . .            (107,212)          201,926            (112,000)         (2,122,048)


                                                     CARLYLE INCOME PLUS, LTD.
                                                      (A LIMITED PARTNERSHIP)

                                                STATEMENTS OF OPERATIONS-CONTINUED

                                                            (UNAUDITED)
                                                            THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                                  JUNE 30,                                 JUNE 30,
                                                          -----------------------                    ---------------------------
                                                         1998             1997                1998                 1997
                                                      ----------       ----------          ----------           ----------

Partnership's share
 of operations of
 unconsolidated
 ventures . . . . . . . . . . . . . . . . .              (2,180)           52,481               3,224             141,082
                                                      ----------       ----------          ----------           ----------
          Net operating earnings
           (loss) . . . . . . . . . . . . .            (109,392)          254,407            (108,776)         (1,980,966)

Gains on sales of investment
 properties . . . . . . . . . . . . . . . .                  --             --                     --           1,800,831
                                                      ----------       ----------          ----------           ----------
          Net earnings (loss) . . . . . . .      $     (109,392)          254,407            (108,776)           (180,135)
                                                      ==========       ==========          ==========           ==========
    Net earnings (loss) per limited
     partnership interest:
          Net operating earnings
           (loss) . . . . . . . . . . . . .      $        (2.01)             2.44               (2.01)             (21.47)
          Gains on sales of
           investment properties. . . . . .                  --             --                      --              19.02
                                                      ----------       ----------           ----------          ----------
          Net earnings (loss) . . . . . . .      $        (2.01)             2.44               (2.01)              (2.45)
                                                      ==========       ==========           ==========          ==========
          Cash distributions
           per limited partnership
           interest . . . . . . . . . . . .      $           --            123.00               115.00              263.00
                                                      ==========       ==========           ==========          ==========

                                          See accompanying notes to financial statements.

                                                     CARLYLE INCOME PLUS, LTD.
                                                      (A LIMITED PARTNERSHIP)

                                                     STATEMENTS OF CASH FLOWS

                                              SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                                            (UNAUDITED)
                                                                                          1998                      1997
                                                                                       ------------             -----------
Cash flows from operating activities:
 Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . .                      $ (108,776)              (180,135)
 Items not requiring (providing) cash or cash equivalents:
   Amortization of deferred expenses. . . . . . . . . . . . . . . .                             --                  11,667
   Provision for value impairment . . . . . . . . . . . . . . . . .                             --               2,800,000
   Partnership's share of operations of unconsolidated
    ventures, net of distributions. . . . . . . . . . . . . . . . .                          (3,224)              (141,082)
   Gains on sales of investment properties. . . . . . . . . . . . .                              --             (1,800,831)
Changes in:
 Interest, rents and other receivables. . . . . . . . . . . . . . .                          80,595                 10,004
 Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . .                          33,945                (20,402)
 Accrued rents receivable . . . . . . . . . . . . . . . . . . . . .                              --                 17,864
 Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . .                         (49,541)              (259,775)
 Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . .                          16,126                 17,763
 Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . .                              --                  4,466
 Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . .                              --                107,107
 Tenant security deposits . . . . . . . . . . . . . . . . . . . . .                              --                (78,442)
                                                                                       ------------           ------------
          Net cash provided by (used in) operating
           activities . . . . . . . . . . . . . . . . . . . . . . .                         (30,875)               488,204
                                                                                       ------------           ------------
Cash flows from investing activities:
  Proceeds from sales of investment properties,
   net of closing costs . . . . . . . . . . . . . . . . . . . . . .                              --             12,351,581
  Additions to investment properties. . . . . . . . . . . . . . . .                              --                (14,834)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . .                              --                (11,409)
  Partnership's distributions from unconsolidated
    venture . . . . . . . . . . . . . . . . . . . . . . . . . . . .                       5,428,163                    --
                                                                                       ------------             -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . . . . . . . . . .                       5,428,163             12,325,338

                                                     CARLYLE INCOME PLUS, LTD.
                                                      (A LIMITED PARTNERSHIP)

                                               STATEMENTS OF CASH FLOWS - CONCLUDED


Cash flows from financing activities:
  Distributions to limited partners . . . . . . . . . . . . . . . .                  (10,212,927)              (23,356,519)
  Distributions to general partners . . . . . . . . . . . . . . . .                      (70,112)                  (37,393)
                                                                                     -----------               -----------
          Net cash provided by (used in)
            financing activities. . . . . . . . . . . . . . . . . .                  (10,283,039)              (23,393,912)
                                                                                     -----------               -----------

          Net increase (decrease) in cash and
            cash equivalents. . . . . . . . . . . . . . . . . . . .                   (4,885,751)              (10,580,370)

          Cash and cash equivalents, beginning of year. . . . . . .                    6,453,795                14,972,580
                                                                                     -----------               -----------
          Cash and cash equivalents, end of period. . . . . . . . .               $    1,568,044                 4,392,210
                                                                                     ===========               ===========
Supplemental disclosure of cash flow information:
   Cash paid for mortgage and other interest. . . . . . . . . . . .                $         --                       --
                                                                                     ===========               ===========

   Non-cash investing and financing activities. . . . . . . . . . .                $         --                       --
                                                                                     ===========               ===========


                                          See accompanying notes to financial statements.



                               CARLYLE INCOME PLUS, LTD.
                                (A LIMITED PARTNERSHIP)

                             NOTES TO FINANCIAL STATEMENTS

                                JUNE 30, 1998 AND 1997

                                      (UNAUDITED)


      GENERAL


      Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1997 which are included in the Partnership's 1997 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

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

      TRANSACTIONS WITH AFFILIATES

      The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1998 and for the six months ended June 30, 1998 and 1997 were as follows:



                                                                       UNPAID AT
                                                                       JUNE  30,
                                            1998         1997          1998
                                         ---------   ------------    -----------
Property management and
 leasing fees                          $       --          21,527            --
Insurance commissions                          --           8,181            --
Reimbursement (at cost)
 for salary and salary-related
 expenses related to the on-site
 and other costs for the
 Partnership and its investment
 properties                                 52,437         22,579        44,314
                                         ---------       --------      ---------
                                       $    52,437         52,287        44,314
                                         =========       ========      ========

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

      In connection with the sale of this property, as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expired, with no liability to the Partnership, in early September 1997.

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

      In connection with the sale of this property, as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expired, with no liability to the Partnership, on December 15, 1997.

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

      In connection with the sale of this property, as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expired, with no liability to the Partnership, on December 15, 1997.

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

      An affiliate of the General Partners of the Partnership managed the property for a fee equal to 4% of the property's gross receipts. Such property management fees for the six months ended June 30, 1997 were $19,548.

      In connection with the sale of this property, as is customary in such transactions, JMB/Landings agreed to certain representations and warranties, with a stipulated survival period which expired, with no liability to JMB/Landings, in late June, 1998. The remaining funds of the JMB/Landings venture were distributed to the venture partners as of June 30, 1998.

      Unconsolidated Venture - Summary Information

      Summary income statement information for JMB/Landings (which sold its investment property in December 1997) for the six months ended June 30, 1998 and 1997 is as follows:

                                                 1998                  1997
                                                 -----------        ----------

      Total income. . . . . . . . . . .      $    18,100               459,714
                                             ===========            ==========
      Operating earnings. . . . . . . .      $     8,602               278,302
                                             ===========            ==========
      Partnership's share of
       earnings . . . . . . . . . . . .      $     3,224               139,151
                                             ===========            ==========

ADJUSTMENTS

      In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997.

PART I. OTHER INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership had cash and cash equivalents of approximately $1,568,000 at June 30, 1998, which funds are available to pay for the Partnership's remaining expenses and liabilities, with any remaining amounts expected to be distributed to the Limited and General Partners, pursuant to the Partnership Agreement, upon the expected liquidation of the Partnership in late 1998.

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

     The Partnership had been made aware that during 1997 other unaffiliated third parties made unsolicited tender offers to some of the Holders of Interests. These offers sought to purchase up to 4.9% of the Interests in the Partnership at prices ranging from $135 to $250 per Interest. These offers have expired. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership is aware that 3.27% of the outstanding Interests have been purchased by all such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. As the Partnership is currently winding up its affairs and expects to make a final liquidating distribution in late 1998, it is unlikely that any further tender offers for Interests will be made.

     The Partnership currently expects to conduct an orderly liquidation of its remaining assets and wind up its affairs not later than December 31, 1998, barring unforeseen economic developments. In this regard, the Partnership expects to make its final distributions after the expiration of the survival period related to the Sunrise Town Center, as described above.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at June 30, 1998 as compared to December 31, 1997 is due primarily to distributions of approximately 10,213,000 ($115 per Interest) made to the Limited Partners in February 1998, which included $100 per Interest from the proceeds of the December 1997 sale of the Sunrise Town Center and distributions received from JMB/Landings relating to the December 1997 sale of the Landings Shopping Center and $15 per Interest from Partnership operational cash flow and reserves, including those from offering proceeds. The Partnership also paid a distribution of $70,112 to the General Partners, which represented their share of Partnership operational cash flow and reserves, including those from offering proceeds. The General Partners will not receive their share of any distributions of proceeds from the sales, as the subordination requirements of the Partnership Agreement for the retention of sales proceeds by the General Partners will not be met.

     The decrease in investment in unconsolidated venture, at equity, at June 30, 1998 as compared to December 31, 1997 is due primarily to distributions totaling approximately $5,428,000 received by the Partnership from the JMB/Landings venture during the six months ended June 30, 1998, a substantial portion of which represented the Partnership's share of the proceeds from the December 1997 sale of the Landings Shopping Center.

     The decrease in rental income and property operating expenses for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is due primarily to the 1997 sales of the Rancho Franciscan Apartments, the Costa Mesa and Carson Industrial Parks and the Sunrise Town Center Shopping Center.

     The decrease in interest income for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is due primarily to interest earned in 1997 on the proceeds of the December 1996 sale of the Riverview Plaza Shopping Center and the first-quarter 1997 sales of the Rancho Franciscan Apartments and the Costa Mesa Industrial Park.

     A provision for value impairment of $2,800,000 was recorded at March 31, 1997 for the Sunrise Town Center investment property due to the uncertainty relating to the Partnership's ability to recover the net carrying value of this property through future operations and sale.

     The decrease in Partnership's share of operations of unconsolidated ventures for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is due primarily to the December 1997 sale of the Landings Shopping Center.

     Gains on sales of investment properties for the six months ended June 30, 1997 resulted from the first-quarter 1997 sales of the Rancho Franciscan Apartments and the Costa Mesa Industrial Park.

























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































                                       SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CARLYLE INCOME PLUS, LTD.

                                             By:    JMB Realty Corporation
                                             Corporate General Partner


                                                    _________________________
                                             By:    Gailen J. Hull
                                                    Senior Vice President
                                                    Date:  August 12, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                                    _________________________
                                                    GAILEN J. HULL,
                                                    Principal Accounting Officer
                                                    Date:  August 12, 1998
































