Form 10-Q
period 1998-09-30
CARLYLE INCOME PLUS LTD
filed 1998-11-12
CIK 792978

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:  Carlyle Income Plus, Ltd.

Commission File No. 000-16975
Form 10-Q

Gentlemen:

Transmitted, for the above-mentioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q for the quarter ended September 30, 1998.


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


For the quarter                                               Commission file
ended September 30, 1998                                      number 000-16975

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                                                CARLYLE INCOME PLUS, LTD.
                                                                 (A LIMITED PARTNERSHIP)
                                                                     BALANCE SHEETS

                                                        SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                                       (UNAUDITED)

                                                                         ASSETS
                                                                         ------
                                                                                  SEPTEMBER 30,      DECEMBER 31,
                                                                                      1998              1997
                                                                                   -----------      ------------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . .            $  1,540,081         6,453,795
  Interest, rents and other receivables  . . . . . . . . . . . . . . .                   5,816            84,299
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . .                      --            33,945
                                                                                   -----------       -----------
          Total current assets . . . . . . . . . . . . . . . . . . . .               1,545,897         6,572,039
                                                                                   -----------       -----------
Investment in unconsolidated venture, at equity. . . . . . . . . . . .                      --         5,424,939
                                                                                   -----------       -----------
                                                                                 $   1,545,897        11,996,978
                                                                                   ===========        ==========


                                                 CARLYLE INCOME PLUS, LTD.
                                                  (A LIMITED PARTNERSHIP)
                                               BALANCE SHEETS - Continued


                         LIABILITIES AND PARTNERS' CAPITAL  ACCOUNTS (DEFICITS)
                        ------------------------------------------------------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . .           $        --             85,706
  Amounts due to affiliates  . . . . . . . . . . . . . . . . . . . . .                 11,126            28,188
                                                                                   ----------       -----------
          Total current liabilities. . . . . . . . . . . . . . . . . .                 11,126           113,894
                                                                                   ----------       -----------

Commitments and contingencies

Partners' capital accounts (deficits):
  General partners:
    Capital contributions. . . . . . . . . . . . . . . . . . . . . . .                 25,000            25,000
    Cumulative net earnings  . . . . . . . . . . . . . . . . . . . . .              2,057,854         1,987,742
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . .             (2,055,443)       (1,985,331)
                                                                                   ----------       -----------
                                                                                       27,411            27,411
                                                                                   ----------       -----------
  Limited partners (88,808.058 interests):
    Capital contributions, net of offering costs . . . . . . . . . . .             77,762,167        77,762,167
    Cumulative net earnings (losses) . . . . . . . . . . . . . . . . .             12,656,373        12,791,759
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . .            (88,911,180)      (78,698,253)
                                                                                   ----------       -----------
                                                                                    1,507,360        11,855,673
                                                                                   ----------       -----------
          Total partners' capital accounts . . . . . . . . . . . . . .              1,534,771        11,883,084
                                                                                   ----------       -----------

                                                                                  $ 1,545,897        11,996,978
                                                                                   ==========       ===========

                                 See accompanying notes to financial statements.

                                                     CARLYLE INCOME PLUS, LTD.
                                                       (A LIMITED PARTNERSHIP)

                                                      STATEMENTS OF OPERATIONS

                                        THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                       (UNAUDITED)
                                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                          SEPTEMBER 30,
                                                                  -----------------------             --------------------------
                                                                 1998             1997                   1998            1997
                                                              ----------       ----------             ----------      ----------
Income
  Rental income. . . . . . . . . . . . . . . . . .        $           --          389,020                    --       1,546,872
  Interest income. . . . . . . . . . . . . . . . .                18,821           89,234                153,528        433,508
  Other income . . . . . . . . . . . . . . . . . .                32,357               --                 32,357             --
                                                              ----------       ----------             ----------      ----------
                                                                  51,178          478,254                185,885      1,980,380
                                                              ----------       ----------             ----------      ----------
Expenses:
  Property operating expenses. . . . . . . . . . .                   --           205,787                     --        796,793
  Professional services. . . . . . . . . . . . . .                 4,344               --                 88,237        102,511
  Amortization of deferred expenses. . . . . . . .                   --             4,518                     --         16,185
  General and administrative . . . . . . . . . . .                 3,332           78,221                166,146        197,211
  Provision for value impairment . . . . . . . . .                   --           100,000                     --      2,900,000
                                                              ----------       ----------             ----------      ----------
                                                                   7,676          388,526                254,383      4,012,700
                                                              ----------       ----------             ----------      ----------
                                                                  43,502           89,728                (68,498)    (2,032,320)

                                                                CARLYLE INCOME PLUS, LTD.
                                                                 (A LIMITED PARTNERSHIP)

                                                           STATEMENTS OF OPERATIONS-CONTINUED

                                                                       (UNAUDITED)
                                  THREE MONTHS ENDED    NINE MONTHS ENDED
                                     SEPTEMBER 30,        SEPTEMBER 30,
                                 ----------------------- ---------------------------
                                   1998        1997          1998        1997
                                 ----------  ----------   ----------   ----------

Partnership's share
of operations of unconsolidated
 ventures  . . . . . . . . . . .        --       56,819        3,224      197,901
                                 ----------  ----------   ----------    ----------
      Operating earnings(loss) .    43,502      146,547      (65,274)  (1,834,419)

Gains on sales of investment
 properties. . . . . . . . . .         --     1,759,340           --    3,560,171
                                ----------   ----------   ----------    ----------
          Net earnings (loss)  $    43,502    1,905,887      (65,274)   1,725,752
                                ==========   ==========   ==========    ==========
    Net earnings (loss) per
     limited partnership interest:
          Operating earnings
           (loss) .   .        $       .49          .39        (1.52)      (21.08)
          Gains on sales of
           investment properties       --         21.07           --        40.09
                                ----------   ----------    ----------    ----------
          Net earnings (loss)  $       .49        21.46        (1.52)       19.01
                                ==========   ==========    ==========    ==========
          Cash distributions
           per limited partnership
           interest. . . .    $        --            --       115.00       263.00
                                ==========  ==========     ==========    ==========

                                          See accompanying notes to financial statements.

                                            CARLYLE INCOME PLUS, LTD.
                                             (A LIMITED PARTNERSHIP)

                                             STATEMENTS OF CASH FLOWS
                                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                     (UNAUDITED)
                                                1998                    1997
                                             ------------            -----------
Cash flows from operating activities:
 Net earnings (loss) . . . . . . . .        $    (65,274)            1,725,752
 Items not requiring (providing) cash or
  cash equivalents:
   Amortization of deferred expenses . .              --                16,185
   Provision for value impairment. . .                --             2,900,000
   Partnership's share of operations of
   unconsolidated ventures, net of distributions .(3,224)             (169,312)
   Gains on sales of investment properties .. .       --            (3,560,171)
Changes in:
 Interest, rents and other receivables . .        78,483                64,108
 Prepaid expenses. . . . . . . . . . . . . .      33,945                (4,135)
 Accrued rents receivable. . . . . . . . . .          --                12,738
 Accounts payable. . . . . . . . . . . .         (85,706)             (345,409)
 Amounts due to affiliates . . . . . .           (17,062)                4,133
 Unearned rents. . . . . . . . . . . . .              --                 6,640
 Accrued real estate taxes . . . . . .                --               160,661
 Tenant security deposits. . . . . . . . . .          --              (163,548)
                                            ------------            ------------
          Net cash provided by (used in) operating
           activities. . . . . . . . . .         (58,838)              647,642
                                            ------------            ------------
Cash flows from investing activities:
  Proceeds from sales of investment properties,
   net of closing costs. . . . . . .                  --            19,348,551
  Additions to investment properties . . .            --               (30,709)
  Payment of deferred expenses . . . . . . . .        --               (30,656)
  Partnership's distributions from unconsolidated
   venture . . . . . . . . . . . . . . . . . . 5,428,163                    --
                                            ------------              -----------
          Net cash provided by (used in)
            investing activities . . . .       5,428,163            19,287,186

                                                    CARLYLE INCOME PLUS, LTD.
                                                      (A LIMITED PARTNERSHIP)

                                            STATEMENTS OF CASH FLOWS - CONCLUDED
                                                       1998            1997
                                                      -------        -------
Cash flows from financing activities:
  Distributions to limited partners.              (10,212,927)    (23,356,519)
  Distributions to general partners. . . . .          (70,112)        (37,393)
                                                  -----------     -----------
          Net cash provided by (used in)
            financing activities . . . .          (10,283,039)    (23,393,912)
                                                  -----------     -----------

          Net increase (decrease) in cash and
            cash equivalents . .                   (4,913,714)     (3,459,084)

          Cash and cash equivalents, beginning
            of year . . . . . . . . . . . . .       6,453,795      14,972,580
                                                  -----------     -----------
          Cash and cash equivalents, end of
           period. . . . . . . . . . . . . .      $ 1,540,081      11,513,496
                                                  ===========     ===========
Supplemental disclosure of cash flow information:
   Cash paid for mortgage and other interest .    $       --           --
                                                  ===========     ===========

   Non-cash investing and financing activities .  $       --           --
                                                  ===========     ===========


                                See accompanying notes to financial statements.





                                      CARLYLE INCOME PLUS, LTD.
                                       (A LIMITED PARTNERSHIP)

                                    NOTES TO FINANCIAL STATEMENTS

                                     SEPTEMBER 30, 1998 AND 1997

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

      TRANSACTIONS WITH AFFILIATES

      The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary-related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1998 and for the nine months ended September 30, 1998 and 1997 were as follows:



                                                                                  UNPAID AT
                                                                                  SEPTEMBER 30,
                                                    1998          1997            1998
                                                 ---------      ------------      -----------
Property management and
 leasing fees                                 $        --             29,790                --
Insurance commissions                                  --              8,357                --
Reimbursement (at cost)
 for salary and salary-related
 expenses related to the on-site
 and other costs for the
 Partnership and its investment
 properties                                         35,719            33,869            11,126
                                                 ---------          --------       ---------
                                              $     35,719            72,016            11,126
                                                 =========          ========        ========

      All such amounts payable to the General Partners and their affiliates do not bear interest and are expected to be paid in 1998.

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

      In connection with the sale of this property, as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expired, with no liability to the Partnership, in mid-September, 1998.

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

      An affiliate of the General Partners of the Partnership managed the property for a fee equal to 4% of the property's gross receipts. Such property management fees for the nine months ended September 30, 1997 were $29,815.

      In connection with the sale of this property, as is customary in such transactions, JMB/Landings agreed to certain representations and warranties, with a stipulated survival period which expired, with no liability to JMB/Landings, in late June, 1998. The remaining funds of the JMB/Landings venture were distributed to the venture partners in late June, 1998.

      Unconsolidated Venture - Summary Information

      Summary income statement information for JMB/Landings (which sold its investment property in December 1997) for the nine months ended September 30, 1998 and 1997 is as follows:

                                                        1998            1997
                                                      -----------   ----------

      Total income . . . . . . . . . . . . . .      $   18,812        667,040
                                                    ===========     ==========
      Operating earnings . . . . . . . . . . .      $    9,314        400,526
                                                    ===========     ==========
      Partnership's share of
       earnings. . . . . . . . . . . . . . . .      $    3,224        200,263
                                                    ===========     ==========

ADJUSTMENTS

      In the opinion of the Corporate General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997.

PART I. OTHER INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Partnership had cash and cash equivalents of approximately $1,540,000 at September 30, 1998, which funds are available to pay for the Partnership's remaining expenses and liabilities, with any remaining amounts expected to be distributed to the Limited and General Partners, pursuant to the Partnership Agreement, upon the expected liquidation of the Partnership in late 1998.

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

     The Partnership expects to wind up its affairs in late 1998, barring unforeseen economic developments. However, the Partnership's goal of capital appreciation will not be achieved. Aggregate sale distributions received by Holders of Interests over the entire term of the Partnership will be less than their original investment.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at September 30, 1998 as compared to December 31, 1997 is due primarily to distributions of approximately $10,213,000($115 per Interest) made to the Limited Partners in February 1998, which included $100 per Interest from the proceeds of the December 1997 sale of the Sunrise Town Center and from distributions received in 1998 from JMB/Landings relating to the December 1997 sale of the Landings Shopping Center and $15 per Interest from Partnership operational cash flow and reserves, including those from offering proceeds. The Partnership also paid a distribution of $70,112 to the General Partners, which represented their share of Partnership operational cash flow and reserves, including those from offering proceeds. The General Partners will not receive their share of any distributions of proceeds from the sales, as the subordination requirements of the Partnership Agreement for the retention of sales proceeds by the General Partners will not be met.

     The decrease in interest, rents and other receivables at September 30, 1998 as compared to December 31, 1997 is due primarily to the collection in 1998 of lump-sum 1997 expense recoveries due from certain tenants at the Sunrise Town Center Shopping Center.

     The decrease in investment in unconsolidated venture, at equity, at September 30, 1998 as compared to December 31, 1997 is due primarily to distributions totaling approximately $5,428,000 received by the Partnership from the JMB/Landings venture in 1998, a substantial portion of which represented the Partnership's share of the proceeds from the December 1997 sale of the Landings Shopping Center.

     The decrease in rental income and property operating expenses for the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997 is due primarily to the 1997 sales of the Rancho Franciscan Apartments, the Costa Mesa and Carson Industrial Parks and the Sunrise Town Center Shopping Center.


     The decrease in interest income for the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997 is due primarily to interest earned in 1997 on the proceeds of the December 1996 sale of the Riverview Plaza Shopping Center, the first-quarter 1997 sales of the Rancho Franciscan Apartments and the Costa Mesa Industrial Park and the third-quarter 1997 sale of the Carson Industrial Park.

     Other income of $32,357 for the three and nine months ended September 30, 1998, and a portion of the decrease in accounts payable at September 30, 1998 as compared to December 31, 1997, is due the write-off of certain unincurred estimated selling costs in connection with the December 1997 sale of the Sunrise Town Center Shopping Center.

     Provisions for value impairment totaling $2,900,000 were recorded in March and September, 1997 for the Sunrise Town Center investment property due to the uncertainty relating to the Partnership's ability to recover the net carrying value of this property through future operations and sale.

     The decrease in Partnership's share of operations of unconsolidated ventures for the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997 is due primarily to the December 1997 sale of the Landings Shopping Center.

     Gains on sales of investment properties for the three and nine months ended September 30, 1997 resulted from the first-quarter 1997 sales of the Rancho Franciscan Apartments and the Costa Mesa Industrial Park and the third-quarter 1997 sale of the Carson Industrial Park.


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

                                                    CARLYLE INCOME PLUS, LTD.

                                                    By:     JMB Realty Corporation
                                                    Corporate General Partner


                                                            _________________________
                                                    By:     Gailen J. Hull
                                                            Senior Vice President
                                                            Date:   November 11, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                                            _________________________
                                                            Gailen J. Hull
                                                            Principal Accounting Officer
                                                            Date:   November 11, 1998





