Form 10-K405
period 1998-11-30
CARLYLE INCOME PLUS LTD
filed 1999-02-26
CIK 792978

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re: CARLYLE INCOME PLUS, LTD.
   Commission File No. 000-16975
   Form 10-K

Gentlemen:

Transmitted, for the above-captioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-K for the period January 1, 1998 to November 30, 1998.


Thank you.

Very truly yours,

CARLYLE INCOME PLUS, LTD.

By: JMB Realty Corporation
    Corporate General Partner


By:__________________________________
  Gailen J. Hull, Senior Vice President
  and Principal Accounting Officer

GJH/jt
Enclosures

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

                    Annual Report Pursuant to Section 13 or 15(d)
                            of the Securities Act of 1934


For the period from January 1, 1998 to                     Commission file
November 30, 1998                                          number 000-16975

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

Documents incorporated by reference:  None


                               TABLE OF CONTENTS
                                                                         Page


PART I

Item  1.            Business . . . . . .  . . . . . . . . . . .            1

Item  2.            Properties. . . . . . . . . . . . . . . . .            4

Item  3.            Legal Proceedings . . . . . . . . . . . . .            5

Item  4.            Submission of Matters to a Vote of Security
                    Holders. . . . .  . . . . . . . . . . . . .            5


PART II

Item  5.            Market for the Partnership's Limited
                    Partnership Interests and Related Security
                    Holder Matters  . . . . . . . . . . . . . .            5

Item  6.            Selected Financial Data . . . . . . . . . .            6

Item  7.            Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations  . . . . . . . . . . . . . . . .            8

Item 7A.            Quantitative and Qualitative Disclosures
                     about Market Risk . . . . . . . . . . . . .          10

Item  8.            Financial Statements and Supplementary
                    Data  . . . . . . . . . . . . . . . . . . .           11

Item  9.            Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure  . .           34


PART III

Item  10.           Directors and Executive Officers of the
                    Partnership . . . . . . . . . . . . . . . .           34

Item  11.           Executive Compensation. . . . . . . . . . .           38

Item  12.           Security Ownership of Certain Beneficial
                    Owners and Management . . . . . . . . . . .           38

Item  13.           Certain Relationships and Related
                    Transactions  . . . . . . . . . . . . . . .           39


PART IV

Item  14.           Exhibits, Financial Statement Schedules, and
                    Reports on Form 8-K . . . . . . . . . . . .           40


SIGNATURES  . . . . . . . . . . .  . . . . . . . . . . .                  43

                                         PART I


ITEM  1.  BUSINESS

      Unless otherwise indicated, all references herein to "Notes" are to Notes to Financial Statements contained in this annual report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

      The registrant, Carlyle Income Plus, Ltd. (the "Partnership"), was a limited partnership formed in April 1986 and governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in income-producing real estate, primarily existing commercial properties. The Partnership invested in such real estate on an unleveraged all-cash acquisition basis.
On December 8, 1986, the Partnership commenced an offering to the public of $250,000,000 in Limited Partnership interests ("Interests") pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (No. 000-16975). A total of 88,803.058 Interests were sold to the public at $1,000 per Interest (fractional interests are due to a Distribution Reinvestment Program). The offering closed on April 30, 1988. No holder of Interests (hereinafter, a "Limited Partner") has made any additional capital contribution after such date. The Limited Partners of the Partnership shared in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

      The Partnership was engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments had been held by fee title and/or through joint venture partnership interests. All of the Partnership's investments in real estate have been sold. The Partnership's real property investments were located throughout the nation and it had no real estate investments located outside of the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality was not applicable and would not have been material to an understanding of the Partnership's business taken
as a whole.   Upon the sale of a particular property, the net proceeds, if any, were held for working capital, distributed or reinvested in existing properties rather than invested in acquiring additional properties. The Partnership made a final liquidating cash distribution to its holders of Interests and wound up its affairs and dissolved effective November 30, 1998. Reference is also made to Item 7.

      The Partnership made real property investments set forth in the following table:



NAME, TYPE OF PROPERTY                                         DATE OF             SALE OR
   AND LOCATION                              SIZE             PURCHASE         DISPOSITION DATE         TYPE OF OWNERSHIP
---------------------------                --------       ----------------     ----------------       ------------------------
 1. Riverview Plaza
     Shopping Center
     Chicago,
     Illinois . . . . . . . .            139,000 sq.ft         8/11/87             12/12/96          fee ownership of land and
                                             n.r.a                                                   improvements (b)
 2. The Landings
     Shopping Center
     Sarasota,
     Florida. . . . . . . . .            94,000 sq.ft.         8/16/88             12/30/97          fee ownership of land and
                                            n.r.a.                                                   improvements (through
                                                                                                     joint venture
                                                                                                     partnership) (a)    (b)
 3. Carson Industrial
     Park
     Carson,
     California . . . . . . .           206,000 sq.ft.        11/01/88             8/15/97           fee ownership of land and
                                            g.l.a.                                                   improvements (b)
 4. Costa Mesa Industrial
     Park
     Costa Mesa,
     California . . . . . . .            107,000 sq.ft        11/01/88              3/3/97           fee ownership of land and
                                            g.l.a.                                                   improvements (b)
 5. Rancho Franciscan
     Apartments
     Santa Barbara,
     California . . . . . . .              111 units          12/28/88             1/22/97           fee ownership of land
                                                                                                     and improvements (b)
 6. Sunrise Town Center
     Sunrise,
     Florida. . . . . . . . .           128,000 sq. ft.       10/12/89            12/16/97           fee ownership of land and
                                            n.r.a.                                                   improvements (b)
NAME, TYPE OF PROPERTY                                         DATE OF             SALE OR
   AND LOCATION                              SIZE              PURCHASE        DISPOSITION DATE       TYPE OF OWNERSHIP
---------------------------                 --------      ----------------     -----------------         -----------------

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






The Partnership's real property investments were subject to competition from similar types of properties (including in certain areas, properties owned by affiliates of the General Partners) in the respective vicinities in which they were located. Such competition was generally for the retention of existing tenants and for securing new tenants in markets where significant vacancies were present.

    The terms of transactions between the Partnership, the General Partners of the Partnership and their affiliates are set forth in Items 10 and 11 below to which reference is hereby made for a description of such terms and transactions.

ITEM 2.  PROPERTIES

    The Partnership owned directly or through joint venture partnerships the properties or interests in the properties referred to under Item 1. Reference is made to Item 1 and the Notes for a description of such properties.

ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any pending material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1997 and 1998.
                                         PART II

ITEM  5.      Market for the Partnership's Limited Partnership
              Interests and Related Security Holder Matters

     Immediately prior to the dissolution of the Partnership, there were 8,749 record holders of Interests in the Partnership. The Partnership made a final liquidating cash distribution to its holders of Interests and wound up its affairs and dissolved effective November 30, 1998. There had been no public market for Interests and it had not been anticipated that a public market for Interests would develop. Upon request, the Corporate General Partner provided information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price paid for the Interests, as well as any other economic aspects of the transaction, was subject to negotiation by the investor.

     Reference is made to Item 6 for a discussion of cash distributions to Limited Partners.

     Reference is made to Item 7 for a discussion of unsolicited tender offers received from unaffiliated third parties.

ITEM  6.  SELECTED FINANCIAL DATA
                                     CARLYLE INCOME PLUS, LTD.
                                      (A LIMITED PARTNERSHIP)
                          FOR THE ELEVEN MONTHS ENDED NOVEMBER 30, 1998
                     (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)

                  AND YEARS ENDED DECEMBER 31, 1997, 1996, 1995, AND 1994

                        (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)


                                   1998             1997             1996              1995             1994
                                --------         --------         --------          --------         --------

Total income. . . . . . . .$     194,129        2,127,369        6,357,920         6,567,890        6,923,129
                               ==========       ==========        =========         =========         =========

Earnings (loss) before gains
 on sales of investment
 properties . . . .  .          (189,499)      (1,619,024)       1,222,530       (12,274,429)       1,074,570
                              ----------       ----------       ----------        ----------        ----------

Gains on sales and
 Partnership's share
 of gains on sales of
 investment properties               --         4,519,657        2,069,877             --               --
                              ----------       ----------       ----------         ----------       ----------
Net earnings (loss) . ..$       (189,499)       2,900,633        3,292,407       (12,274,429)       1,074,570
                        .     ==========       ==========       ==========         ==========       ==========
Net earnings (loss) per
 Interest (b)

   Earnings (loss) before gains
    on sales of investment
    properties. .   .$             (2.02)          (17.32)           13.08           (131.30)           11.49





   Gains on sales and
    Partnership's share of
    gains on sales of
    investment properties            --             48.83              9.24            --              --
                              ----------       ----------         ----------        ----------      ----------
                           $     (2.02)            31.51              22.32          (131.30)           11.49
                             ==========       ==========          =========        ==========      ==========

Total assets. . . . .      $  1,463,557       11,996,978         41,943,751       49,567,471       67,048,436
                             ==========       ==========          =========        ==========      ==========
Cash distributions
  per Interest (c)         $     115.00           363.00             113.00             55.00          40.00
                             ==========       ==========          =========        ==========      ==========


----------------
     (a)  The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

      (b)  The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of each period (88,808.058) and the specified profit and loss allocations (as discussed in the Notes) between the Limited and
General Partners.

      (c)  Cash distributions from the Partnership were generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each Partner's taxable income (loss) from the Partnership in each year was equal to his allocable share of the taxable income (loss) of the Partnership, without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.










ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

      As a result of the public offering of Interests as described in Item 1, the Partnership had approximately $77,762,000 (after deducting selling expenses and other offering costs) with which to make investments in income-producing commercial and residential real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital requirements. A portion of such proceeds was utilized to acquire the properties described in Item 1 above.

      During 1996, some of the holders of Interests in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at amounts between $300 and $420 per Interest. The Partnership recommended against acceptance of these offers on
the basis that, among other things, the offer prices were inadequate.    The
board of directors of JMB Realty Corporation ("JMB"), the corporate general partner of the Partnership, had established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee had retained independent counsel to advise it in connection with any potential tender offers for Interests and had retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.

      The Partnership had been made aware that during 1997 other unaffiliated third parties made unsolicited tender offers to some of the holders of Interests. These offers sought to purchase up to 4.9% of the Interests in the Partnership at prices ranging from $135 to $250 per Interest. These offers have expired. The Special Committee recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. As of the date of this report, the Partnership was aware that 3.27% of the outstanding Interests were purchased by all such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases.

      All of the Partnership's real property investments were sold in 1996 and 1997. (Reference is made to the Notes for a description of these sales.) In connection with the sales of these properties, as is customary in such transactions, the Partnership (or the respective joint venture) agreed to certain representations and warranties with stipulated survival periods, the last of which expired in September 1998, with no liability incurred by the Partnership or the respective joint venture.

      In February 1998, the Partnership made a distribution of approximately
$10,213,000($115 per Interest) to the Limited Partners, which included $100 per Interest from the proceeds of the December 1997 sale of the Sunrise Town
Center and from distributions received in 1998 from JMB/Landings relating to the December 1997 sale of the Landings Shopping Center and $15 per Interest from Partnership operational cash flow and reserves, including those from offering proceeds.  The Partnership also paid a distribution of $70,112 to the General Partners, which represented their share of Partnership operational cash flow and reserves, including those from offering proceeds.
The General Partners did not receive their share of any distributions of proceeds from the sales, as the subordination requirements of the Partnership
Agreement for the retention of sales proceeds by the General Partners were not met.

      Pursuant to the terms of the Partnership Agreement, the General Partners were required to contribute a total of $53,011 to the Partnership upon liquidation of the Partnership, such amount representing the restoration of the deficit balances in the General Partners' capital accounts.

      The Partnership made a final liquidating cash distribution of $1,463,557 ($16.48 per Interest) to its holders of Interests and wound up its affairs and dissolved effective November 30, 1998. However, the Partnership's goal of capital appreciation was not achieved. Aggregate sale distributions received by holders of Interests over the entire term of the Partnership were less than their original investment.


      RESULTS OF OPERATIONS

      Reference is made to the Notes for a description of the real estate investments made by the Partnership.

      The decrease in cash and cash equivalents at November 30, 1998 as compared to December 31, 1997 is due primarily to distributions of approximately $10,213,000($115 per Interest) made to the Limited Partners in February 1998, which included $100 per Interest from the proceeds of the December 1997 sale of the Sunrise Town Center and from distributions received in 1998 from JMB/Landings relating to the December 1997 sale of the Landings Shopping Center and $15 per Interest from Partnership operational cash flow and reserves, including those from offering proceeds. The Partnership also paid a distribution of $70,112 to the General Partners, which represented their share of Partnership operational cash flow and reserves, including those from offering proceeds. The General Partners did not receive their share of any distributions of proceeds from the sales, as the subordination requirements of the Partnership Agreement for the retention of sales proceeds by the General Partners were not met.

      The decrease in interest, rents and other receivables at November 30, 1998 as compared to December 31, 1997 is due primarily to the collection in 1998 of 1997 lump-sum expense recoveries due from certain tenants at the Sunrise Town Center Shopping Center.

      The decrease in investment in unconsolidated venture, at equity, at November 30, 1998 as compared to December 31, 1997 is due primarily to distributions totaling approximately $5,428,000 received by the Partnership from the JMB/Landings venture in 1998, a substantial portion of which represented the Partnership's share of the proceeds from the December 1997 sale of the Landings Shopping Center.

      The decrease in rental income, property operating expenses and amortization of deferred expenses for the eleven months ended November 30, 1998 as compared to the year ended December 31, 1997 and for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is due primarily to the 1997 sales of the Rancho Franciscan Apartments, the Costa Mesa and Carson Industrial Parks and the Sunrise Town Center Shopping Center and to the December 1996 sale of the Riverview Plaza Shopping Center.


  The decrease in interest income for the eleven months ended November 30, 1998 as compared to the year ended December 31, 1997 and the increase in interest income for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is due primarily to interest earned in 1997 on the temporarily invested proceeds from the December 1996 sale of the Riverview Plaza Shopping Center, the first-quarter 1997 sales of the Rancho Franciscan Apartments and the Costa Mesa Industrial Park and the third-quarter 1997 sale of the Carson Industrial Park.

      Other income of $32,357 for the eleven months ended November 30, 1998, and a portion of the decrease in accounts payable at November 30, 1998 as compared to December 31, 1997, is due the write-off of certain unincurred estimated selling costs in connection with the December 1997 sale of the Sunrise Town Center Shopping Center.

      The decrease in depreciation expense for the eleven months ended November 30, 1998 and the year ended December 31, 1997 as compared to the year ended December 31, 1996 is attributable to the suspension of depreciation in 1997, pursuant to SFAS 121, as all of the Partnership's investment properties were classified during 1996 as held for sale or disposition.

      Fees for professional services for the year ended December 31, 1996 include expenses incurred in connection with tender offer matters, as discussed above.

      Provisions for value impairment totaling $2,900,000 and $2,050,000 were recorded for the year ended December 31, 1997 and 1996, respectively, for the Sunrise Town Center investment property due to the uncertainty relating to the Partnership's ability to recover the net carrying value of this property through future operations and sale.

      The decrease in Partnership's share of operations of unconsolidated ventures for the eleven months ended November 30, 1998 as compared to the year ended December 31, 1997 is due primarily to the December 1997 sale of
the Landings Shopping Center.   The decrease in Partnership's share of
operations of unconsolidated ventures for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is due primarily to the August 1996 sale of the Ashby at McLean Apartments. Such decrease was partially offset by an increase in the Partnership's share of operations of JMB/Landings primarily as a result of the suspension of depreciation, effective January 1, 1997, on the Landings Shopping Center, as the property was classified as held for sale as of December 31, 1996.

INFLATION

      Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on the operations of the Partnership. Inflation in future periods is not applicable since the Partnership wound up its affairs and dissolved effective November 30, 1998.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET RISK

      The Partnership wound up its affairs and dissolved in 1998. As a result, there is no meaningful disclosure for this item.


YEAR 2000

      The Partnership wound up its affairs and dissolved in 1998.

ITEM  8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                CARLYLE INCOME PLUS, LTD.
                                 (A LIMITED PARTNERSHIP)


                                          INDEX


Independent Auditors' Report

Balance Sheets, November 30, 1998 (Immediately prior to final liquidating distribution) and December 31, 1997

Statements of Operations, eleven months ended November 30, 1998 (Immediately prior to final liquidating distribution) and years ended December 31, 1997 and 1996

Statements of Partners' Capital Accounts (Deficits), eleven months ended November 30, 1998 (Immediately prior to final liquidating distribution) and years ended December 31, 1997 and 1996

Statements of Cash Flows, eleven months ended November 30, 1998 (Immediately prior to final liquidating distribution) and years ended December 31, 1997 and 1996

Notes to Financial Statements

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carlyle Income Plus, Ltd. at November 30, 1998 (immediately prior to final liquidating distribution) and December 31, 1997, and the results of its operations and its cash flows for the eleven months ended November 30, 1998 (immediately prior to final liquidating distribution) and the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

      As discussed in the Notes to the financial statements, in 1996 the Partnership changed its method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.



Chicago, Illinois                                                  KPMG LLP
February 8, 1999

                                                    CARLYLE INCOME PLUS, LTD.
                                                    (A LIMITED PARTNERSHIP)

                                                        BALANCE SHEETS

                    NOVEMBER 30, 1998 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                                AND DECEMBER 31, 1997

                                                                 ASSETS
                                                                 ------

                                                                                                1998                1997
                                                                                              ---------          ----------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . .      $       1,463,557          6,453,795
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . . . . . . .                     --             84,299
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     --             33,945
                                                                                             -----------        -----------

          Total current assets. . . . . . . . . . . . . . . . . . . . . . . . . .              1,463,557          6,572,039
                                                                                             -----------        -----------

                                                   CARLYLE INCOME PLUS, LTD.
                                                    (A LIMITED PARTNERSHIP)

                                                 BALANCE SHEETS - CONTINUED

                                                                                                 1998              1997
                                                                                             ----------         ----------

Investments in unconsolidated ventures, at
 equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   --           5,424,939
                                                                                            -----------       ------------
                                                                                     $        1,463,557         11,996,978
                                                                                            ===========        ===========


                                         LIABILITIES AND PARTNERS' CAPITAL  ACCOUNTS (DEFICITS)
                                         ------------------------------------------------------

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $              --              85,706
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . .                   --              28,188
                                                                                             ----------        -----------

          Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .                   --             113,894
                                                                                             ----------        -----------
Commitments and contingencies

Partners' capital accounts (deficits)
  General partners:
    Capital contributions . . . . . . . . . . . . . . . . . . . . . . . . . . . .                78,011             25,000
    Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .             1,977,432          1,987,742
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . . . .            (2,055,443)        (1,985,331)
                                                                                             ----------        -----------
                                                                                                    --              27,411
                                                                                             ----------        -----------

                                                        CARLYLE INCOME PLUS, LTD.
                                                         (A LIMITED PARTNERSHIP)

                                                    BALANCE SHEETS - CONTINUED

                                                                                                  1998             1997
                                                                                             ----------        -----------
  Limited partners (88,808.058 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . . . . . . .            77,762,167         77,762,167
    Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .            12,612,570         12,791,759
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . . . . . . .           (88,911,180)       (78,698,253)
                                                                                             ----------        -----------
                                                                                              1,463,557         11,855,673
                                                                                             ----------        -----------
          Total partners' capital accounts. . . . . . . . . . . . . . . . . . . .             1,463,557         11,883,084
                                                                                             ----------        -----------

                                                                                     $        1,463,557         11,996,978
                                                                                             ==========        ===========


















                                See accompanying notes to financial statements

/TABLE

                                               CARLYLE INCOME PLUS, LTD.
                                                (A LIMITED PARTNERSHIP)
                                                STATEMENTS OF OPERATIONS
                                          ELEVEN MONTHS ENDED NOVEMBER 30, 1998
                         (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                   AND YEARS ENDED DECEMBER 31, 1997 AND 1996

                                   1998                1997             1996
                            -----------         ----------         ---------
Income:
  Rental income . .. . .   $        --           1,582,241         6,148,871
  Interest income . . . . .    161,772             545,128           209,049
  Other income. . . . . . .     32,357                 --                --
                           -----------        -----------        ----------
                               194,129           2,127,369         6,357,920
                           -----------         -----------        ----------
Expenses:
  Depreciation. . .                 --              --               525,207
  Property operating
   expenses . . . .                 --             723,008         2,589,928
  Professional services . . .  132,419             136,062           224,863
  Amortization of deferred
   expenses . . . .                 --              17,201            36,169
  General and administrative.  254,433             288,398           280,723
  Provisions for value
   impairment .   .                 --           2,900,000         2,050,000
                            -----------        -----------       -----------
                               386,852           4,064,669         5,706,890
                           -----------         -----------       -----------
                              (192,723)         (1,937,300)          651,030
Partnership's share of operations
 of unconsolidated ventures      3,224             318,276           571,500
                            -----------        -----------       -----------
     Earnings (loss) before
      gains on sales of
     investment properties.   (189,499)         (1,619,024)        1,222,530

Gains on sales and Partnership's
 share of gains on sales of
 investment properties             --            4,519,657         2,069,877
                            -----------        -----------       -----------
    Net earnings
     (loss)  .           $    (189,499)          2,900,633         3,292,407
                            ===========        ===========       ===========
Net earnings (loss) per
 limited  partnership interest:
   Earnings (loss)
    before gains on
     sales of investment
    properties  . .              (2.02)             (17.32)            13.08

   Gain on sales and Partnership's
    share of gains on sales of
    investment properties . .       --               48.83              9.24
                           -----------         -----------        ----------
      Net earnings
       (loss).  $               (2.02)               31.51             22.32
                           ===========        ===========       ===========
                                 See accompanying notes to financial statements


                                        CARLYLE INCOME PLUS, LTD.
                                         (A LIMITED PARTNERSHIP)

                      STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                          ELEVEN MONTHS ENDED NOVEMBER 30, 1998
                  (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                           AND YEARS ENDED DECEMBER 31, 1997 AND 1996

                                              General Partners
                   ---------------------------------------------------------
                                      Net
                                    Earnings    Cash
                   Contributions     (Loss)  Distributions            Total
                   -------------  ---------- -------------        ------------

Balance at
 December 31, 1995. .    25,000    575,461    (1,723,581)         (1,123,120)

Net earnings
 (loss) . .                  --  1,310,084            --           1,310,084

Cash distributions
 ($113.00 per
  limited partnership
  interest)                 --         --       (186,964)           (186,964)
                     ---------   ---------    ----------           ---------
Balance at December
 31, 1996. .            25,000   1,885,545    (1,910,545)               --

Net earnings
  (loss) . . .            --       102,197           --               102,197

Cash distributions
  ($363.00 per limited
  partnership interest). --            --        (74,786)            (74,786)
                   ---------    ---------      ---------           ---------
Balance at December
 31, 1997. . .  $    25,000     1,987,742     (1,985,331)             27,411

Capital
  contributions .    53,011           --             --               53,011

Net earnings
 (loss) .               --       (10,310)            --             (10,310)

Cash distributions
 ($115.00 per
 limited
 partnership
 interest). .          --             --          (70,112)           (70,112)
                 ---------     ---------       ----------          ----------

                   78,011      1,977,432       (2,055,443)               --
Balance at November
  30, 1998  $   =========     ==========       ==========         ==========


                                           CARLYLE INCOME PLUS, LTD.
                                            (A LIMITED PARTNERSHIP)

            STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED

                        Limited Partners (88,808.058 Interests)
               ------------------------------------------------------
                    Contributions,       Net
                        Net of         Earnings      Cash
                    Offering Costs     (Loss)      Distributions   Total
                    --------------      --------   -------------  ----------

Balance at
 December 31, 1995.    77,762,167      8,011,000     (36,425,617)  49,347,550

Net earnings (loss) .         --       1,982,323              --    1,982,323

Cash distributions
 ($113.00 per
 limited partnership
  interest).                  --              --     (10,035,311) (10,035,311)
                      ----------       ----------    -----------   ----------
Balance at December
 31, 1996. .          77,762,167        9,993,323    (46,460,928)  41,294,562

Net earnings
  (loss) . .                 --         2,798,436             --    2,798,436

Cash distributions
 ($363.00 per
 limited partnership
 interest). .               --               --      (32,237,325) (32,237,325)
                     ----------       ----------     -----------   ----------
Balance at December
  31, 1997.          77,762,167        12,791,759    (78,698,253)  11,855,673

Net earnings
  (loss) . .                --          (179,189)             --     (179,189)

Cash distributions
 ( $115.00 per
 limited partnership
 interest) .                --               --      (10,212,927) (10,212,927)
                    ----------       -----------    -----------   -----------
Balance at November
  30, 1998.       $ 77,762,167        12,612,570     (88,911,180)   1,463,557
                    ==========        ==========      ==========   ==========


                           See accompanying notes to financial statements

                                                    CARLYLE INCOME PLUS, LTD.
                                                       (A LIMITED PARTNERSHIP)

                                                     STATEMENTS OF CASH FLOWS

                                                 ELEVEN MONTHS ENDED NOVEMBER 30, 1998
                                      (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                            AND YEARS ENDED DECEMBER 31, 1997 AND 1996

                                  1998               1997               1996
                               ----------        -----------        ----------
Cash flows from operating activities:
Net earnings (loss) . .       $  (189,499)        2,900,633         3,292,407
Items not requiring
(providing) cash or
 cash equivalents:
  Depreciation. . .                   --             --              525,207
  Amortization of deferred
  expenses .   . .                    --            17,201            36,169
  Provisions for value
   impairment .  .                    --         2,900,000         2,050,000
  Partnership's share of
   operations of
   unconsolidated ventures,
    net of distributions. .
    $28,589 in 1997 . . . .      (3,224)         (278,468)         (571,500)
  Partnership's share of gains
   on sales of properties
   by unconsolidated ventures .       --          (969,419)       (1,134,043)
  Gains on sales of investment
   properties . . .              .--            (3,550,238)         (935,834)
Changes in:
  Rents and other
  receivables . . . .            84,299            103,531           863,360
  Prepaid expenses. . .          33,945              7,181             7,745
  Accrued rents receivable.          --             11,059           (19,403)
  Accounts payable. . . . . .   (85,706)          (345,441)          338,079
  Amounts due to affiliates .   (28,188)            11,474           (29,296)
  Unearned rents. . . . . .          --            (21,276)          (50,074)
  Accrued real estate taxes          --              --             (937,812)
  Tenant security deposits.          --           (180,052)          (14,749)
                              ----------        ----------        ----------
     Net cash provided by
     (used in) operating
      activities.              (188,373)           606,185         3,420,256
                             ----------         ----------        ----------
Cash flows from investing
 activities:
  Cash proceeds from sales
   of investment properties .        --         23,246,872        12,447,147
  Additions to investment
  properties. . .                    --            (30,709)         (445,944)
  Partnership's
   distributions from
   unconsolidated ventures.   5,428,163                 --         7,033,900
  Payment of deferred
   expenses. . .                     --            (29,022)          (38,951)
                             ----------         ----------        ----------
      Net cash provided
       by (used in) investing
       activities .           5,428,163          23,187,141        18,996,152
                             ----------          ----------        ----------


                                CARLYLE INCOME PLUS, LTD.
                                (A LIMITED PARTNERSHIP)

                         STATEMENTS OF CASH FLOWS - CONTINUED




                                          1998              1997         1996
                                     ----------        ----------   ----------

Cash flows from financing activities:
  Contributions from general
   partners . .                            53,011            --           --
  Distributions to limited
   partners .                         (10,212,927)  (32,237,325) (10,035,311)
  Distributions to general
   partners . . . . .     . . . .         (70,112)      (74,786)    (186,964)
                                        ----------   ----------   ----------
          Net cash provided by (used in)
          financing activities ..     (10,230,028)  (32,312,111) (10,222,275)
                                       ----------    ----------   ----------

          Net increase (decrease)
           in cash and cash
           equivalents. . . . . .      (4,990,238)   (8,518,785)  12,194,133

          Cash and cash equivalents,
           beginning of year. . .       6,453,795    14,972,580    2,778,447
                                       ----------    ----------   ----------
          Cash and cash equivalents,
           end of year. . . . . $       1,463,557     6,453,795   14,972,580
                                       ==========    ==========   ==========
Supplemental disclosure of
 cash flow information:
  Cash paid for mortgage and
   other interest . . . . . . . $              --           --           --
    . . . . . . . . . . . . .          ==========   ==========    ==========
  Non-cash investing and
   financing activities . . . . $              --           --           --
                                       ==========   ==========    ==========







                                See accompanying notes to financial statements.


                                CARLYLE INCOME PLUS, LTD.
                                 (A LIMITED PARTNERSHIP)

                              NOTES TO FINANCIAL STATEMENTS

                         ELEVEN MONTHS ENDED NOVEMBER 30, 1998
                  (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                       AND YEARS ENDED DECEMBER 31, 1997 AND 1996


OPERATIONS AND BASIS OF ACCOUNTING

      GENERAL

      The Partnership held (either directly or through joint ventures) an equity investment portfolio of United States real estate. Business activities consisted of rentals to a variety of commercial and retail companies, rentals to individuals, and the ultimate sale of such real estate.

      The equity method of accounting had been applied in the accompanying financial statements with respect to the Partnership's interests in the two joint ventures, JMB/Landings Associates ("JMB/Landings") (property sold December 1997) and CIP/Ashby Partners ("CIP/Ashby") (property sold August
1996). Accordingly, the accompanying financial statements do not include the accounts of JMB/Landings or CIP/Ashby.

      The Partnership's records were maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying financial statements have been prepared from such records after making appropriate adjustments to reflect the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP"). Such adjustments were not recorded on the records of the Partnership. The effect of these items for the eleven months ended November 30, 1998 (immediately prior to final liquidating distribution) and the year ended December 31, 1997 is summarized as follows:



                                       1998                         1997
                            ------------------------- ------------------------
                                      TAX BASIS                    TAX BASIS
                       GAAP BASIS    (UNAUDITED)   GAAP BASIS     (UNAUDITED)
                      -----------     ---------    ----------      ---------

Total assets.     $     1,463,557     1,463,557    11,996,978      22,710,389
Partners' capital
 accounts
 (deficits):
  General partners. .        --            --          27,411          27,411
  Limited partners.     1,463,557     1,463,557    11,855,673      22,591,286
Net earnings (loss):
  General partners.      (10,310)      (10,310)       102,197        (121,903)
  Limited partners. .   (179,189)     (196,406)     2,798,436     (14,284,095)
Net earnings (loss) per
 limited partnership
 interest . .              (2.02)        (2.21)         31.51         (160.84)
                      ==========    ==========      =========       =========

      The net earnings (loss) per limited partnership interest ("Interest") was based upon the number of Interests outstanding at the end of each period
(88,808.058). Also, because net earnings (loss) was computed immediately prior to dissolution, holders of Interests may have an additional capital gain or loss on dissolution depending on the holders' basis for Federal income tax purposes.













/TABLE

                              CARLYLE INCOME PLUS, LTD.
                                 (A LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS - CONTINUED


      Although certain leases at the Partnership's properties provided for tenant occupancy during periods for which no rent was due and/or increases in minimum lease payments over the term of the lease, the Partnership accrued rental income for the full period of occupancy on a straight-line basis.

      Deferred expenses consisted primarily of leasing fees which were being amortized over the terms of the related leases using the straight-line method.

      The preparation of financial statements in accordance with GAAP required the Partnership to make estimates and assumptions that affected the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could have differed from those estimates.

      Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. Partnership distributions from unconsolidated ventures were considered cash flow from operating activities only to the extent of the Partnership's cumulative share of net earnings. In addition, the Partnership recorded amounts held in U.S. Government obligations at cost, which approximated market. For the purposes of these statements, the Partnership's policy was to consider all such amounts held with original maturities of three months or less (none and $6,197,165 at November 30, 1998 and December 31, 1997, respectively) as cash equivalents, which included investments in an institutional mutual fund which held United States Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

      No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to partners.

      The Partnership had acquired, either directly or through joint ventures, interests in three shopping centers, two industrial parks and two apartment buildings. All of the properties have been sold. The cost of the investment properties represented the total cost to the Partnership and its ventures, including certain acquisition costs.

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

      In response to the uncertainty relating to the Partnership's ability to recover the net carrying value of the Sunrise Town Center investment property through future operations or sale, and since the Partnership had shortened its intended holding period for its investments to not later than 1999, the Partnership, as a matter of prudent accounting practice and for financial reporting purposes, recorded additional provisions for value impairment totaling $2,900,000 and $2,050,000 in 1997 and 1996, respectively, for the Sunrise Town Center. Such provisions were recorded to reduce the net basis of the investment property to its then estimated fair value, less costs to sell as applicable.

                               CARLYLE INCOME PLUS, LTD.
                                 (A LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS - CONTINUED


      During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. As the Partnership's capital structure only had general and limited partnership interests, the Partnership did not experience any significant impact on its financial statements upon adoption of these standards when required at the end of 1997.

      The results of operations for properties classified as held for sale or sold during 1997 and 1996 were ($1,979,493) and $1,000,474, respectively, for the years ended December 31, 1997 and 1996.

      In addition, the accompanying financial statements include $3,224, $318,276 and $571,500, respectively, of the Partnership's share of total operations of $9,314, $633,977 and $1,655,382 for the eleven months ended November 30, 1998 (immediately prior to final liquidating distribution) and the years ended December 31, 1997 and 1996 of unconsolidated properties classified as held for sale or sold in the past three years.

VENTURE AGREEMENTS - GENERAL

      The Partnership was a party to two joint venture agreements. The Partnership acquired, through these ventures, an apartment complex which was sold in August 1996 and a shopping center which was sold in December 1997. Pursuant to such agreements, the Partnership made initial capital contributions of approximately $15,400,000 (before legal and other acquisition costs). Under certain circumstances, either pursuant to the venture agreements or due to the Partnership's obligations as a general partner, the Partnership may have been required to make additional cash contributions to the ventures.

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

      The Partnership had been actively pursuing the sale of the Riverview Plaza Shopping Center which was classified as held for sale as of April 1, 1996 and therefore had not been subject to continued depreciation as of that date. In December 1996, the Partnership sold the land and related improvements of the Riverview Plaza Shopping Center. The sale price was $12,720,000 and was paid in cash at closing (net of selling costs and prorations). The Partnership recognized a gain of $935,834 for financial reporting purposes and a gain of $933,492 for Federal income tax purposes in 1996.

                                CARLYLE INCOME PLUS, LTD.
                                 (A LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS - CONTINUED


      In connection with the sale of this property, as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expired, with no liability to the Partnership, as scheduled on December 31, 1997.

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

      In connection with the sale of this property, as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expired, with no liability to the Partnership, as scheduled on December 15, 1997.

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

      The Partnership had been actively pursuing the sale of Costa Mesa Industrial Park which was classified as held for sale as of April 1, 1996 and therefore had not been subject to continued depreciation as of that date.
The Partnership sold the land and related improvements of the Costa Mesa Industrial Park in March 1997 for a sale price of $4,456,000. The sale price was paid in cash at closing (net of selling costs and prorations) and resulted in a gain of approximately $1,234,000 (primarily as a result of a $3,400,000 value impairment provision recorded by the Partnership in 1995) for financial reporting purposes and a loss of approximately $2,139,000 for Federal income tax purposes in 1997.

      In connection with the sale of this property, as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expired, with no liability to the Partnership, as scheduled in early September 1997.

      The Partnership had been actively pursuing the sale of the Carson Industrial Park property which had been classified as held for sale as of October 1, 1996 and therefore had not been subject to continued depreciation as of such date. The Partnership sold the land and related improvements of the Carson Industrial Park in August 1997 for a sale price of $7,200,000. The sale price was paid in cash at closing (net of selling costs and prorations) and resulted in a gain of approximately $1,760,000 for financial reporting purposes (primarily as a result of a $4,300,000 value impairment provision recorded by the Partnership in 1995), and a loss of approximately $2,473,000 for Federal income tax purposes in 1997.

      In connection with the sale of this property, as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expired, with no liability to the Partnership, as scheduled on December 15, 1997.


      Sunrise Town Center

      In October 1989, the Partnership acquired the Sunrise Town Center shopping center located in Sunrise, Florida. The shopping center was anchored by two department stores which were owned independently and were not purchased by the Partnership. The Partnership's purchase price for the shopping center was $14,250,000, all of which was paid in cash at closing.

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

      In connection with the sale of this property, as is customary in such transactions, the Partnership agreed to certain representations and warranties, with a stipulated survival period which expired, with no liability to the Partnership, as scheduled in mid-September, 1998.

                                CARLYLE INCOME PLUS, LTD.
                                 (A LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS - CONTINUED


JMB/Landings

      In August 1988, the Partnership, through JMB/Landings Associates, a joint venture partnership with Carlyle Income Plus, L.P. - II ("CIP-II"), another partnership sponsored by the General Partners of the Partnership, acquired a 50% interest in The Landings Shopping Center located in Sarasota, Florida.

      JMB/Landings purchased the shopping center for a purchase price of $13,100,000 which was paid in cash at closing. The Partnership contributed one-half of such amount ($6,550,000) to JMB/Landings for its 50% interest. As certain specified minimum occupancy and income levels were not achieved, the purchase price was reduced by approximately $532,000 in 1990.

      The terms of the JMB/Landings partnership agreement provided generally that annual cash flow, sale proceeds and tax items were to be distributed or allocated based on the capital contributions made by each partner. Distributions and allocations to date have been made 50% to the Partnership.

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

      An affiliate of the General Partners of the Partnership managed the property for a fee equal to 4% of the property's gross receipts. Such property management fees for the years ended December 31, 1997 and 1996 were $41,809 and $43,866, respectively.

      JMB/Landings sold the land and related improvements of The Landings Shopping Center in December 1997 for a sale price of $9,700,000.
JMB/Landings received the sale price in cash at closing, net of selling costs and prorations. The sale resulted in a gain of approximately $1,939,000 to JMB/Landings for financial reporting purposes (of which the Partnership's share was approximately $970,000), primarily as a result of the above-mentioned value impairment provision of $3,500,000 (of which the Partnership's share was $1,750,000) recorded by JMB/Landings in 1995. In addition, JMB/Landings recognized a loss on sale of approximately $1,448,000 for Federal income tax purposes in 1997 (of which the Partnership's share was approximately $724,000).


      In connection with the sale of this property, as is customary in such transactions, JMB/Landings agreed to certain representations and warranties, with a stipulated survival period which expired, with no liability to JMB/Landings, as scheduled in late June, 1998. The remaining funds of the JMB/Landings venture were distributed to the venture partners in late June, 1998.
      CIP/ASHBY

      In February 1990, the Partnership, through CIP/Ashby, a joint venture partnership with CIP-II, acquired a 31% interest in The Ashby at McLean Apartments ("The Ashby") located in McLean, Virginia. The Ashby had 250 units, commercial space and related parking facilities. CIP/Ashby's total cash investment in The Ashby was $28,705,000, of which the Partnership's share was approximately $8,899,000.

      The terms of the CIP/Ashby partnership agreement provided generally that annual cash flow, sale proceeds and tax terms were to be distributed or allocated based on the capital contributions made by each partner. Distributions and allocations were made 31% to the Partnership. The
CIP/Ashby venture was liquidated in 1997.

      As CIP/Ashby had committed to a plan to sell the property, the property was classified as held for sale as of April 1, 1996, and therefore, was not subject to continued depreciation as of that date.

      In August 1996, CIP/Ashby sold The Ashby property for a sale price of $21,400,000, which was paid in cash at closing (net of selling costs and prorations). CIP/Ashby recognized a gain on sale of $3,658,205 for financial reporting purposes (of which the Partnership's share was $1,134,043), primarily as a result of a $7,572,479 provision for value impairment recorded by CIP/Ashby in 1994 (of which the Partnership's share was $2,347,468), and recognized a loss of approximately $3,549,000 for Federal income tax reporting purposes in 1996 (of which the Partnership's share was approximately $1,100,000).

      In connection with the sale of this property, as is customary in such transactions, CIP/Ashby agreed to certain representations and warranties, with a stipulated survival period which expired, with no liability to CIP/Ashby, as scheduled in late August 1997.


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

PARTNERSHIP AGREEMENT

      Pursuant to the terms of the Partnership Agreement, profits and losses of the Partnership from operations were generally allocated first to the General Partners in an amount equal to the greater of the General Partners' share of "Disbursable Cash" (as described below) or 1%. Profits from the sale

                                CARLYLE INCOME PLUS, LTD.
                                 (A LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS - CONTINUED


or other disposition of investment properties were generally allocated first to the General Partners in an amount equal to the greater of the General
Partners' share of cash distributions of the proceeds of any such sale or other disposition (as described below) or 1% of the total profits from any such sale or other disposition, plus an amount which reduced deficits (if any) in the General Partners' capital accounts to a level consistent with the gain anticipated to be realized from the sale of properties. Losses from the sale or other disposition of investment properties were allocated 1% to the General Partners. Notwithstanding such profit and loss allocation provisions, the Partnership Agreement further provided that if at any time profits (including items thereof) were realized by the Partnership, any current or anticipated event that would cause the deficit balance in absolute amount in the capital accounts of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the General Partners were to be allocated profits to the extent necessary to cause the deficit balance in the capital accounts of the General
Partners to be no less than their respective share of the Partnership's indebtedness after such event. In general, the effect of this provision was to defer the recognition of gain to the Limited Partners; such provision was applied to the gain allocated to the General Partners for financial reporting purposes in 1997. Such special allocations did not have an effect on total assets, total partners' capital or net earnings.

      The General Partners made initial capital contributions of $25,000.
Pursuant to the terms of the Partnership Agreement, the General Partners also were required to contribute a total of $53,011 to the Partnership upon liquidation of the Partnership, such amount representing the restoration of the deficit balances in the General Partners' capital accounts. "Disbursable
Cash" of the Partnership was to be distributed 93% to the holders of Interests and 7% to the General Partners; provided, however, that receipt by the General Partners of two of such seven percentage points of disbursable cash otherwise distributable to them in any fiscal year was subject to receipt by the holders of Interests of a 6% return for such year on their "Average Adjusted Capital Contribution" on a noncumulative basis.
Distributions of "Sale Proceeds" were to be initially allocated 99% to the holders of Interests and 1% to the General Partners. However, upon the completion of the liquidation of the Partnership and final distribution of all Partnership funds, all previous distributions of sale proceeds to the General Partners were to be repaid to the Partnership to the extent that the holders of Interests had not received sale proceeds equal to their initial capital investment plus a 6% return thereon (as defined). After receipt by the holders of Interests of such preferred return, further distributions of sale proceeds were to be allocated to the General Partners until the General
Partners had received distributions in an amount equal to 3% of the aggregate selling prices of all properties sold, with the remaining balance



                               CARLYLE INCOME PLUS, LTD.
                                 (A LIMITED PARTNERSHIP)

                        NOTES TO FINANCIAL STATEMENTS - CONTINUED

to be distributed 85% to the Holders of Interests and 15% to the General
Partners; provided, however, that such 3% and 15% of sale proceeds distributable to the General Partners were subordinate to the holders of Interests' receipt of a 9% return on their investment. Since the holders of Interests did not receive an amount equal to their initial contributed capital from the aggregate sale proceeds of all of the Partnership's investment properties, the General Partners did not receive any distributions of proceeds from sales.

    TRANSACTIONS WITH AFFILIATES

      The Partnership, pursuant to the Partnership Agreement, was permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the
Partnership's investments.  Fees, commissions and other expenses incurred and paid by the Partnership to the General Partners and their affiliates for the eleven months ended November 30, 1998 (immediately prior to final liquidating distribution) and for the years ended December 31, 1997 and 1996 were as follows:
                                                                   UNPAID AT
                                                                   NOVEMBER 30,
                            1998         1997          1996             1998
                       ---------    ---------       ---------      ----------
Property management
 and leasing
 fees                $       --        39,205          96,140              --
Insurance
 commissions                 --         6,975          15,712              --

Reimbursement (at
 cost) for accounting
 services                 22,590       15,918           5,389              --
Reimbursement
 (at cost) for
 portfolio management
 services                 12,308       35,005          21,112              --
Reimbursement
 (at cost) for
 legal service             1,990        7,592           7,861              --
Reimbursement
 (at cost) for
 administrative
 charges and other
 out of pocket
 expenses                  9,643        5,880             774              --
Partnership winding
 up fee                    5,513           --              --              --
                        --------  --------------  ----------------  ----------
                      $   52,044      110,575         146,988               --
                        ========     ========     ================  ==========




                                             CARLYLE INCOME PLUS, LTD.
                                              (A LIMITED PARTNERSHIP)

                                   NOTES TO FINANCIAL STATEMENTS - CONCLUDED


INVESTMENTS IN UNCONSOLIDATED VENTURES

Combined summary financial information for JMB/Landings, which sold its investment property in December 1997, as of and for the six months ended June 30, 1998 (the date of dissolution of the JMB/Landings venture) and for the year ended
December 31, 1997, and CIP/Ashby, which sold its investment property in August 1996, for the year ended December 31, 1997 is as follows:

                                                                                         1998                       1997
                                                                                     -----------                -----------
Current assets. . . . . . . . . . . . . . . . . . . . . . . . . . .         $                 --                 10,863,026
Current liabilities . . . . . . . . . . . . . . . . . . . . . . . .                           --                    (14,369)
                                                                                     -----------                -----------

          Working capital . . . . . . . . . . . . . . . . . . . . .                           --                 10,848,657
                                                                                     -----------                -----------
Venture partner's equity. . . . . . . . . . . . . . . . . . . . . .                           --                 (5,423,718)
                                                                                     -----------                -----------

          Partnership's capital . . . . . . . . . . . . . . . . . .         $                 --                  5,424,939
                                                                                     ===========                ===========

Represented by:
  Invested capital. . . . . . . . . . . . . . . . . . . . . . . . .         $                 --                  6,705,838
  Cumulative distributions. . . . . . . . . . . . . . . . . . . . .                           --                 (2,729,801)
  Cumulative earnings (loss). . . . . . . . . . . . . . . . . . . .                           --                  1,448,902
                                                                                     -----------                -----------

                                                                            $                 --                  5,424,939
                                                                                     ===========                ===========

                                                  CARLYLE INCOME PLUS, LTD.
                                                   (A LIMITED PARTNERSHIP)

                                                NOTES TO FINANCIAL STATEMENTS - CONCLUDED


                                                                                         1998                         1997
JMB/LANDINGS (property sold December 30, 1997)                                       -----------                  ----------

Total income. . . . . . . . . . . . . . . . . . . . . . . . . . . .         $             18,812                    960,184
                                                                                     ===========                  ==========
Expenses applicable to earnings . . . . . . . . . . . . . . . . . .         $              9,498                    319,430
  (depreciation suspended December 31, 1996)                                         ===========                  ==========

Earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .         $              9,314                    640,754
                                                                                     ===========                  ==========

Partnership's share of earnings (loss). . . . . . . . . . . . . . .         $              3,224                    320,377
                                                                                     ===========                  ==========
Gain on sale of property. . . . . . . . . . . . . . . . . . . . . .         $                 --                  1,938,838
                                                                                     ===========                  ==========
Partnership's share of gain on sale of property . . . . . . . . . .         $                 --                    969,419
                                                                                     ===========                  ==========

CIP/ASHBY (property sold August 26, 1996)

Total Income. . . . . . . . . . . . . . . . . . . . . . . . . . . .         $                 --                      4,550
                                                                                     ===========                  ==========

Expenses applicable to earnings (depreciation
 suspended April 1, 1996) . . . . . . . . . . . . . . . . . . . . .         $                 --                     11,327
                                                                                     ===========                  ==========
Earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . .         $                 --                     (6,777)
                                                                                     ===========                  ==========
Partnership's share of earnings (loss). . . . . . . . . . . . . . .         $                 --                     (2,101)
                                                                                     ===========                  ==========
Also, for the year ended December 31, 1996, total income was $1,038,681 and $2,683,046; expenses applicable to operating earnings were $731,675 and $1,334,670, and net operating earnings (loss) was $307,006 and $1,348,376, respectively, for
JMB/Landings and CIP/Ashby.  Also, for the year ended December 31, 1996, gain on sale of property for CIP/Ashby was
$3,658,205.

/TABLE

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There were no changes in, or disagreements with, accountants during the eleven months ended November 30, 1998 (immediately prior to final liquidating distribution) and the fiscal year 1997.

                                        PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

        The Corporate General Partner of the Partnership was JMB Realty Corporation ("JMB"), a Delaware corporation. Substantially all of the outstanding shares of JMB are owned, directly or indirectly, by certain of its officers, directors, members of their families and their affiliates. JMB, as the Corporate General Partner, had responsibility for all aspects of the Partnership's operations, subject to the requirement that purchases and sales of real property were required to be approved by the Associate General Partner of the Partnership, AGPP Associates, L.P., an Illinois limited partnership with JMB as its sole general partner. The limited partners of the Associate General Partner are generally officers, directors and affiliates of JMB or its affiliates.

        The Partnership was subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services were provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services were provided on terms no less favorable to the Partnership than could have been obtained from independent third parties and were otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permitted the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may have been engaged in transactions with the Partnership, and permitted the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may have been in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may have been affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves and the determination of the source of such reserves (i.e., offering proceeds, cash generated from operations or sale proceeds), the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have had a conflict of interest with respect to such determinations.

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

   There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Corporate General Partner to be held on June 2, 1999. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the board of directors held after the annual meeting of the Corporate General Partner to be held on June 2, 1999. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was selected as such.

      JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Income Plus, L.P. II ("Carlyle Income Plus-II"), and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X") and JMB Income Properties, Ltd.-XI ("JMB Income-XI"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including, Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are or were associate general partners in the following real estate limited partnerships, among others:
the Partnership, Carlyle-XI, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, JMB Income-VII, JMB Income-X, JMB Income-XI and Carlyle Income Plus-II.

      The business experience during the past five years of each such director and officer of the Corporate General Partner of the Partnership in addition to that described above is as follows:

      Judd D. Malkin (age 61) is an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning,managing and developing shopping centers. He is a Certified Public Accountant.

      Neil G. Bluhm (age 61) is an individual general partner of JMB Income-V.
Mr. Bluhm has been associated with JMB since August 1970.   He is also a
principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers,Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

      Burton E. Glazov (age 60) has been associated with JMB since June 1971, and served as an Executive Vice President of JMB until December 1990. Mr. Glazov is currently retired. He is a member of the Bar of the State of Illinois.

      Stuart C. Nathan (age 57) has been associated with JMB since July 1972. He is a member of the Bar of the State of Illinois.

      A. Lee Sacks (age 65) has been associated with JMB since December 1972. He is also President and a director of JMB Insurance Agency, Inc.

      John G. Schreiber (age 52) has been associated with JMB since December 1970, and served as an Executive Vice President of JMB until December 1990. Mr. Schreiber is President of Schreiber Investment, Inc., which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. He is also a director of Urban Shopping Centers, Inc., a trustee of Amli Residential Property Trust and a director of a number of investment companies advised or managed by T. Rowe Price Associates, Inc. and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

      H. Rigel Barber (age 50) has been associated with JMB since March 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

      Glenn E. Emig (age 51) has been associated with JMB since December, 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty
Corporation. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business and is a Certified Public Accountant.

      Gary Nickele (age 46) has been associated with JMB since February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

      Gailen J. Hull (age 50) has been associated with JMB since March 1982. He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

      Howard Kogen (age 63) has been associated with JMB since March 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

      The General Partners were entitled to receive a share of cash distributions, when and as cash distributions were made to the Limited Partners, and a share of profits or losses. Reference is also made to the Notes for a description of such distributions and allocations. In 1998, 1997 and 1996, cash distributions of $70,112, $74,786, and $186,964, respectively, were paid to the General Partners. Pursuant to the terms of the Partnership Agreement, the General Partners were required to contribute a total of $53,011 to the Partnership upon liquidation of the Partnership at November 30, 1998, such amount representing the restoration of the deficit balances in the General Partners' capital accounts. The General Partners were allocated taxable loss of $10,310 in 1998.

      The Partnership, pursuant to the Partnership Agreement, was permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement for salaries and salary related expenses of its employees, certain of its officers, and other direct expenses relating to the administration of the Partnership and the operation of the Partnership's investments. The relationship of the Corporate General Partner ( and its directors and officers) to its affiliates is set forth in Item 10 above.

      The Corporate General Partner and its affiliates were due reimbursement (at cost) in 1998 for accounting services, portfolio management services, legal services and for administrative charges and other out-of-pocket expenses of $22,590, $12,308, $1,990, and $9,643, respectively, all of which was paid at November 30, 1998.

      The Corporate General Partner also was entitled to and received a fee of $5,513 in 1998, pursuant to a winding up agreement between the Partnership and the Corporate General Partner, in consideration of the Corporate General Partner's assumption of the obligation of potential Partnership liabilities (as defined).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND


MANAGEMENT

      (a) No person or group was known by the Partnership to own beneficially more than 5% of the outstanding Interests of the Partnership immediately prior to the liquidation of the Partnership.

      (b) The Corporate General Partner, its officers and directors and the Associate General Partner of the Partnership owned the following
Interests of the Partnership immediately prior to its liquidation:

                          Name of                            Amount and Nature
                        Beneficial                             of Beneficial                 Percent
Title of Class            Owner                                  Ownership                  of Class
---------------        ------------------------              ---------------            ---------------
Limited Partnership    JMB Realty Corporation                 5 Interests (1)               Less than 1%
Interests and Assignee                                                                     indirectly
Interests therein

Limited Partnership   Corporate General Partner,           7.07865 Interests              Less than
Interests and
Assignee            its officers and directors, and                                                  1%
Interests therein   the Associate General Partner
                    as a group

-----------
      (1) Included 5 Interests owned by the Initial Limited Partner of the Partnership for which JMB Realty Corporation, as the indirect majority shareholder of the Initial Limited Partner, was deemed to have the voting and investment power.

      (2) Included 2.07865 Interests owned by an officer or his relative for which such officer had investment and voting power as to such Interests.

      No officer or director of the Corporate General Partner possessed the right to acquire beneficial ownership of Interests of the Partnership.

      Reference is made to Item 10 for a description of the ownership of the Corporate General Partner.

      (c) There existed no arrangement, known to the Partnership, the operation of which would have resulted in a change in control of the Partnership.

ITEM  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      There were no significant transactions or business relationships with the Corporate General Partner, its affiliates or their management other than those described in Items 10 and 11 above.
/TABLE

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


               10.1.   Agreement dated August 11, 1987 between JMB
                       Securities Corporation and SDK Industrial Parks (included are all exhibits pursuant thereto) is hereby incorporated by reference to Exhibit 10.2 of the Partnership's Post-Effective Amendment No. 2 to Form S-11 (File No. 33-5309) Registration Statement dated August 17, 1987.


            10.2. Agreement for Operation and Management Shopping Center dated August 11, 1987 between the Partnership and Draper and Kramer Incorporated is hereby incorporated by reference to Exhibit D of Exhibit 10.2 of the Partnership's Post-Effective Amendment No. 2 to Form S-11 (File No. 33-5309) Registration Statement dated August 17, 1987.

           10.3* Agreement dated as of January 24, 1990, by and between McLean Associates Limited Partnership and a partnership to be formed that was to be supervised or advised by an affiliate of JMB Realty Corporation relating to The Ashby at McLean Apartments.

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

          10.8 Real Property Purchase Agreement between Carlyle Income Plus, Ltd. and Koll Cornerstone II, dated April 21, 1997 relating to the sale by the Partnership of the Carson Industrial Park is hereby incorporated herein by reference to the Partnership's Report for August 15, 1997 on Form 8-K (File No. 000-16925) dated August 28, 1997.

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

          21.         List of Subsidiaries.

          24.        Powers of Attorney

          27.        Financial Data Schedule

      (b) The following report on Form 8-K was filed since the beginning of the last quarter of the period covered by this report.

      The Partnership's report on Form 8-K (File No.000-16975) for November 19, 1998 describing the Partnership's final liquidating distribution and dissolution and change in fiscal year was filed. No financial statements were required to be filed therewith.

-------------
      * Previously filed as Exhibits 10.4-10.6 to the Partnership's Report on Form 10-K of the Securities Exchange Act of 1934 (File No. 000-16975) filed on March 28, 1989 and hereby incorporated herein by reference.

      No annual report for the eleven months ended November 30, 1998 (immediately prior to final liquidating distribution) or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.


                                    SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

           CARLYLE INCOME PLUS, LTD.

           By:        JMB Realty Corporation
                      Corporate General Partner


           By:        Gailen J. Hull
                      Senior Vice President
           Date:      February 26, 1999

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           By:        JMB Realty Corporation
                      Corporate General Partner

                      JUDD D. MALKIN*

           By:        Judd D. Malkin, Chairman and
                      Chief Financial Officer
           Date:      February 26, 1999

                      NEIL G. BLUHM*
 By:                  Neil G. Bluhm, President and Director
           Date:      February 26, 1999


           By:        H. RIGEL BARBER*
                      H. Rigel Barber, Chief Executive Officer
           Date:      February 26, 1999


           By:        GLENN E. EMIG*
                      Glen E. Emig, Chief Operating Officer
           Date:      February 26, 1999


           By:        Gailen J. Hull, Senior Vice President
                      Principal Accounting Officer
           Date:      February 26,1999


           By:        A. LEE SACKS*
                      A. Lee Sacks, Director
           Date:      February 26, 1999

                      STUART C. NATHAN*
           By:        Stuart C. Nathan, Executive Vice President and Director
           Date:      February 26, 1999


           *By:       GAILEN J. HULL, Pursuant to a Power of Attorney

           By:        Gailen J. Hull, Attorney-in-Fact
           Date:      February 26, 1999




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